Form 10QSB
period 1999-06-30
ATOMIC GIANT COM INC
filed 1999-08-13
CIK 1086082

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 1999

     [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

            For the transition period from                          to

                   Commission File No. 0-26027

                     ATOMIC GIANT.COM, INC.
(Exact name of small business issuer as specified in its charter)

             Utah                           87-0626333
(State or Other Jurisdiction of           (IRS Employer
Incorporation or Organization)         Identification No.)

          4643 North Mile High Drive, Provo, Utah 84604
            (Address of principal executive offices)

                         (801) 373-3990
                   (Issuer's telephone number)

                         Not Applicable
(Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [ X ]

APPLICABLE  ONLY  TO  ISSUERS INVOLVED IN BANKRUPTCY  PROCEEDINGS
DURING THE PRECEDING FIVE YEARS:

Check whether the registrant has filed all documents and reports required  to  be  filed by Sections 12,  13,  or  15(d)  of  the
Exchange Act subsequent to the distribution of securities  under
a plan confirmed by a court.  Yes  [   ]   No [    ]

APPLICABLE ONLY TO CORPORATE ISSUERS:
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
625,000 shares of common stock.

                           FORM 10-QSB
                     ATOMIC GIANT.COM, INC.

                              INDEX
                                                       Page
PART I.   Financial Information

          Item 1.  Financial Statements

          Balance Sheet, June 30, 1999 (unaudited)          3

          Statement of operations for the three months
          ended June 30, 1999 (unaudited) and
          for the period from February 10, 1999
          (date of inception) to June 30, 1999
          (unaudited)                                       4

          Statement of cash flows for the
          period from February 10, 1999 (date of
          inception) to June 30, 1999 (unaudited)           5

          Notes to financial statements                     7

          Item 2. Management's Discussion and Analysis of
          Financial Condition or Plan of Operation          8

PART II.  Other Information                                 9

          Item 6. Exhibits and Reports on Form 8-K          9

Signatures                                                  9

                             PART I.
                      Financial Information

Item 1.  Financial Statements

                                      ATOMIC GIANT.COM, INC.
                               (A Development Stage Company)

                                               Balance Sheet

                                               June 30, 1999
                                                 (Unaudited)

       Assets

Current assets:
  Cash                                              $28,014
  Mortgage loans receivable                         969,224

          Total current assets                      997,238

Equipment, net of accumulated depreciation of         3,903
$234

          Total assets                           $1,001,141


       Liabilities and Stockholders' Deficit

Current liabilities:
  Accounts payable and accrued liabilities             $298

          Total current liabilities                     298

Stockholders' deficit:
  Common stock, no par value, 50,000,000
    shares authorized, 625,000 shares
    issued and outstanding                        1,015,100
  Deficit accumulated during the development       (14,257)
   stage

          Total stockholders' deficit             1,000,843

          Total liabilities and stockholders'    $1,001,141
           deficit

See accompanying notes to financial statements.

                                      ATOMIC GIANT.COM, INC.
                               (A Development Stage Company)

                                     Statement of Operations
                                                 (Unaudited)

                                          Three         February 10,
                                          Months        1999 (Date of
                                        Ended June 30,  Inception) to
                                                          June 30,
                                            1999            1999

Interest Income                            $22,693        $ 25,595

General and administrative expenses        (14,352)        (39,852)

     Income (loss) before income taxes       8,341         (14,257)

Income tax expense                               -               -

     Net income (loss)                     $ 8,341        $(14,257)

Income (loss) per share - basic and
 diluted                                   $   .01        $   (.02)

Weighted average number of
  shares outstanding - basic and           625,000         625,000
  diluted

See accompanying notes to financial statements.

                                      ATOMIC GIANT.COM, INC.
                               (A Development Stage Company)

                                     Statement of Cash Flows
                                                 (Unaudited)

                                                  February 10,
                                                  1999 (Date of
                                                  Inception) to
                                                     June 30,
                                                       1999
Cash flows from operating activities:
  Net loss                                         $(14,257)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
     Depreciation                                       234
     Increase in mortgage loans receivable         (969,224)
     Increase in accounts payable and
       accrued liabilities                              298

          Net cash used in
          operating activities                     (982,949)

Cash flows from investing activities-
  purchase of equipment                              (4,137)

          Net cash used in
          investing activities                       (4,137)

Cash flows from financing activities:
  Proceeds from issuance of warrants                 20,500
  Proceeds from issuance of stock                   994,600

          Net cash provided by
          financing activities                    1,015,100

          Net increase in cash                       28,014

Cash, beginning of period                                 -

Cash, end of period                                 $28,014

See accompanying notes to financial statements.

                                      ATOMIC GIANT.COM, INC.
                               (A Development Stage Company)

                                     Statement of Cash Flows
                                                 (Unaudited)
                                                   Continued

                                                  February 10,
                                                  1999 (Date of
                                                  Inception) to
                                                     June 30,
                                                       1999
Supplemental disclosure of cash flow information:

     Interest paid                                 $     -

     Income taxes paid                             $     -

See accompanying notes to financial statements.

                                       ATOMICGIANT.COM, INC.
                               (A Development Stage Company)

                               Notes to Financial Statements

(1) The unaudited financial statements include the accounts of Atomic Giant.com, Inc. and include all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary to present fairly the financial position as of June 30, 1999 and the results of operations for the three months ended June 30, 1999, and cumulative amounts since inception, and cash flows for the cumulative amounts since inception. The results of operations for the three months ended June 30, 1999 are not necessarily indicative of the results to be expected for the entire year.

(2) Loss per common share is based on the weighted average number of shares outstanding during the period.



Item 2.  Management's Discussion and Analysis of Financial
Condition or Plan of Operation

Results of Operations

Period From Inception on February 10, 1999 to June 30, 1999

      The Company had no revenue from continuing operations for the period from inception on February 10, 1999, to June 30, 1999.

     General and administrative expenses for the period consisted of general corporate administration, legal and professional expenses, and accounting and auditing costs totaling $39,852.

      The Company's cash is invested in short-term, mortgage loans. Interest income in the period from inception to June 30, 1999, was $25,595.

     As a result of the foregoing factors, the Company realized a net loss of $14,257 for the period from inception to June 30, 1999.

Liquidity and Capital Resources

      At June 30, 1999, the Company had working capital of approximately $996,940. Working capital consisted substantially of short-term mortgage notes and cash.

     Management believes that the Company has sufficient cash and short-term investments to meet the anticipated needs of the Company's operations through at least the next 12 months.
However, there can be no assurances to that effect, as the Company has no significant revenues and the Company's need for capital may change dramatically as it attempts to implement its proposed business to provide internet mailing and advertising services. The Company's current operating plan is to (i) pursue implementation of its proposed internet business, and (ii) handle
the   administrative  and  reporting  requirements  of  a  public
company.   At present, the Company is still conducting  a  market
evaluation of its internet business, and does not propose to roll-out marketing efforts for its service until that evaluation is
complete.   There  can be no assurance that the Company  will  be
successful in establishing its internet business.

Forward-Looking Statements

      This Form 10-QSB includes, without limitation, certain statements containing the words "believes", "anticipates", "estimates", and words of a similar nature, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward looking and provide meaningful, cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact made in this Form 10-QSB are forward-looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. The Company's actual results may differ significantly from management's expectations.

                            PART II.
                        Other Information

Item 6.  Exhibits and Reports on Form 8-K

Exhibits:   Included  only  with the electronic  filing  of  this
report  is the Financial Data Schedule for the period ended  June
30, 1999 (Exhibit Ref. No. 27).

Reports on Form 8-K:  None

                           SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   ATOMIC GIANT.COM, INC.

Date:  August 13, 1999             By:  /s/  Miles Pitcher, President