Form 10QSB
period 1999-09-30
ATOMIC GIANT COM INC
filed 1999-11-12
CIK 1086082

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

     [  X  ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1999

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

                           FORM 10-QSB
                     ATOMIC GIANT.COM, INC.

                              INDEX
                                                               Page
PART I.   Financial Information

          Item 1.  Financial Statements

          Balance Sheet, September 30, 1999 (audited)             3


          Statement of operations for the three months
          ended September 30, 1999 (unaudited) and
          for the period from February 10, 1999
          (date of inception) to September 30, 1999 (unaudited)   4


          Statement of cash flows for the
          period from February 10, 1999 (date
          of inception) to September 30, 1999 (unaudited)         5


          Notes to financial statements                           7

          Item   2. Management's Discussion and Analysis of
          Financial Condition or Plan of Operation                8

PART II.  Other Information                                       9

          Item 6. Exhibits and Reports on Form 8-K                9

Signatures                                                        9

                             PART I.
                      Financial Information

Item 1.  Financial Statements

                                       ATOMICGIANT.COM, INC.
                               (A Development Stage Company)

                                               Balance Sheet

                                          September 30, 1999
                                                 (Unaudited)


       Assets

Current assets:
  Cash                                                   $32,392
  Mortgage loans receivable                              986,962

          Total current assets                         1,019,354

Equipment, net of accumulated depreciation of$441          3,696

          Total assets                                $1,023,050




       Liabilities and Stockholders' Deficit

Current liabilities -
  accounts payable and accrued liabilities                $1,296

Stockholders' deficit:
  Common stock, no par value, 50,000,000
  shares authorized, 625,000 shares
  issued and outstanding                               1,015,100

  Retained earnings                                        6,654

       Total stockholders' deficit                     1,021,754

       Total liabilities and stockholders' deficit    $1,023,050


See accompanying notes to financial statements.

                                       ATOMICGIANT.COM, INC.
                               (A Development Stage Company)


                                     Statement of Operations
                                                 (Unaudited)


                                                       February 10,
                                        Three Months   1999 (Date of
                                        Ended          Inception) to
                                        September 30,  September 30,
                                        1999           1999



Interest Income                              $29,686         $55,545

General and administrative expenses           (7,742)       (47,891)

     Income before income taxes                21,944          7,654

Income tax expense                            (3,000)        (1,000)

     Net income                               $18,944         $6,654

Income per share - basic and diluted           $  .03         $  .01


Weighted average number of
  shares outstanding - basic and diluted      625,000        625,000


See accompanying notes to financial statements.

                                              ATOMICGIANT.COM, INC.
                                      (A Development Stage Company)


                                            Statement of Cash Flows
                                                        (Unaudited)


                                                      February 10,
                                                      1999 (Date of
                                                      Inception) to
                                                      September
                                                      30, 1999

Cash flows from operating activities:
  Net income                                                 $6,654
  Adjustments to reconcile net income to net
    cash used in operating activities:
     Depreciation                                               441
     Increase in mortgage loans receivable                (986,962)

     Increase in accounts payable and
       accrued liabilities                                    1,296

          Net cash used in
          operating activities                            (978,571)

Cash flows from investing activities-
  purchase of equipment                                     (4,137)

Cash flows from financing activities:
  Proceeds from issuance of warrants                         20,500
  Proceeds from issuance of stock                           994,600

          Net cash provided by
          financing activities                            1,015,100


          Net increase in cash                               32,392

Cash, beginning of period                                         -

Cash, end of period                                         $32,392


See accompanying notes to financial statements.

                                            ATOMICGIANT.COM, INC.
                                    (A Development Stage Company)


                                          Statement of Cash Flows
                                                      (Unaudited)
                                                        Continued


                                                     February 10,
                                                     1999 (Date of
                                                     Inception) to
                                                     September 30,
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

                                             ATOMICGIANT.COM, INC.
                                     (A Development Stage Company)


                                     Notes to Financial Statements


(1) The unaudited financial statements include the accounts of AtomicGiant.com, Inc. and include all adjustments
     (consisting  of normal recurring items) which  are,  in  the opinion of management, necessary to present fairly the financial position as of September 30, 1999 and the results of operations for the three months ended September 30, 1999, and cumulative amounts since inception, and cash flows for the cumulative amounts since inception. The results of operations for the three months ended September 30, 1999 are not necessarily indicative of the results to be expected for the entire year.


(2) Income per common share is based on the weighted average number of shares outstanding during the period.

Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operation

Results of Operations

Period From Inception on February 10, 1999 to September 30, 1999

      The Company had no revenue from continuing operations for the period from inception on February 10, 1999, to September 30, 1999.

     General and administrative expenses for the period consisted of general corporate administration, legal and professional expenses, and accounting costs totaling $47,891.

      The Company's cash is invested in short-term, mortgage loans. Interest income in the period from inception to September
30, 1999, was $55,545.

      As a result of the foregoing factors, the Company realized net income of $6,654 for the period from inception to September
30, 1999.

Liquidity and Capital Resources

      At September 30, 1999, the Company had working capital of approximately $1,018,058. Working capital consisted of short-term mortgage notes and cash.

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

                             PART II.
                        Other Information

Item 6.  Exhibits and Reports on Form 8-K

Exhibits:   Included  only  with the electronic  filing  of  this
report  is  the  Financial Data Schedule  for  the  period  ended
September 30, 1999 (Exhibit Ref. No. 27).

Reports on Form 8-K:  None

                           SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   ATOMIC GIANT.COM, INC.


Date:  November 5, 1999            By: /s/ Miles Pitcher, President