Form 10KSB
period 1999-12-31
ATOMIC GIANT COM INC
filed 2000-03-17
CIK 1086082

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           Form 10-KSB

        Annual Report Pursuant to Section 13 or 15(d) of
               the Securities Exchange Act of 1934
(Mark One)
[ X ] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
           For the fiscal year ended December 31, 1999

[   ]      Transition  report under section 13 or  15(d)  of  the
           Securities Exchange Act of 1934
           For  the  transition  period  from  to

                 Commission File Number 0-26027

                     ATOMIC GIANT.COM, INC.
         (Name of small business issuer in its charter)

          Utah                                87-0626333
(State or other jurisdiction of        (I.R.S. Employer  I.D. No.)
incorporation or organization)

                  887 West Center Street, Orem, Utah 84057
                (Address of principal executive offices)
                                 84057
                               (Zip Code)

Issuer's telephone number, including area code 801-229-1288

Securities  registered pursuant to Section 12(b) of the  Exchange
Act: None

Securities registered under Section 12(g) of the Exchange Act:

                   No par value,  Common Stock
                        (Title of class)

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [ X ]   No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB. [ X ]

The issuer's revenue for its most recent fiscal year was: $ -0-

The  aggregate market value of the issuer's voting stock held  as
of   March  8,  2000,  by  non-affiliates  of  the  issuers   was
$1,740,580.

As of December 31, 1999, the issuer had 625,000 shares of its no par value common stock outstanding.

Transitional Small Business Format:   Yes [   ]   No [ X ]

Documents incorporated by reference: Incorporated by reference in
Part III of this report is the definitive proxy statement of the Company for the 2000 annual meeting of stockholders, which the Company proposes to file with the Securities and Exchange Commission on or before April 29, 2000.

                             PART I

Item 1.  Description of Business.

     The Company was formed as a Utah corporation in February 1999 for the purpose of engaging in the development and marketing of various Internet and Internet related products and services, including the development and marketing of web-based software. The Company maintains web sites at www.atomicgiant.com and www.datigen.com.

      Web servers allow multi-user access to applications hosted on the web server. The Company's focus is to take advantage of the unique ability that web servers provide and to develop applications that run on a web server that are useful, productive, intuitive and customizable for corporations, organizations and users in general.

     The Company's goal is to replace costly desktop applications with server-based software. Instead of pushing the interface to the browser, the Company's technology uses standard HTML as the application interface which provides significant advantages of access speed, file size and compatibility. By developing software for the web from the start and by pricing the software per server, the Company has several competitive advantages.

      Because the Company's products are server-based, users are not required to have a particular software application installed on their desktop. All that is required is a browser of their choice (Netscape Communicator, Microsoft Internet Explorer, etc.). This results in cost-effectiveness for the user company. As the user company grows, new products licenses are not needed for additional employees; thus decreasing the overall cost per employee and increasing the user company's net profit.

      The Company's products are developed to be cross-platform, i.e., the software will run on any Unix, NT or Windows web server. Nearly all companies already have all the software or hardware that is required to run the Company's software. Any software that the user company requires to use our products is available for free on the Internet. This makes implementation and maintenance easier for each user company's Information Systems department.

      The Company also has the ability to detect who is accessing its products. By taking advantage of this user smart technology, forms are auto-filled out with matching information that has been stored in that user's profile, products can act differently based on what is in the user's profile, etc.

     The Company's products are user-customizable. Each user can customize headers, footers, fonts, colors and even how the product functions. Also, because the Company's products know who is accessing them, how the product functions and who has access to the products is customizable at any time by the product administrators.

     By taking advantage of the Company's technology, the Company can offer its customers unprecedented, customized service based on the customer's profile. When a customer logs on to the Company's website, the Company can detect who they are and what products they have purchased, Based on this information, the Company can be smart as to what it shows the customer. For instance, if a customer clicks on Downloads, the Company would display only the downloads that are pertinent to the customer.

      Because our products are server based, upgrades are simple and more cost effective because it does not require every machine be upgraded.

      The  Company's mission is to develop solutions  that  allow
customers  to  work  productively  and  securely  regardless   of
geographic  location, operating system or connection speed.   Our
products:

        Allow users access from virtually anywhere in the world Work with all commonly used browsers (i.e., Internet Explores and Netscape Navigator)
        Require no client installation - 100% server based
        Operate through a simple dial-up internet connection or an advanced intranet
        Function based on the rights of the user, allowing additional security and personalization

       Provide productive time-saving solutions for the user
       Are easy to use and install

     The Company's products can run on the following platforms:

       Win32:  Windows 95, 98, Windows NT and MacOS X
       Unix:  Linux, SunOS, BSDOD, IRIX, HP-UX and AIX

Current Products

     iTest. iTest is a web-based solution for implementing and managing quality assurance manual testing. Manual testing often comprises more than 50% of the test cycle. iTest provides automated sequencing of written test cases. Test results are stored along with the tester's name and the test date and time. The tester follows step-by-step instructions and completes the test sequence, registering pass/fail conditions and comments along the way. A management view shows real-time statistics such as number of test cases passed, failed, not tested, percent passed and the percent complete. Any company that has quality assurance testers could use this product. Create test cases online, test them online and use the same test case over and over.

     ITest is a server based application that will:

       Support most browser types and versions (i.e., Internet Explorer and Netscape Navigator)
       Create and edit test cases online
       Repeat use of test cases via templates
       Execute test cases online and save information for reporting
       Generate real-time statistics including number of test cases passed, number of test cases failed, percent passed and total percent complete
       Capture user information, date, time and more
       Retain previous test results through `Smart Memory' feature
       Support standard authentication
       Change color themes, allowing each user to customize the color

       Userpro. Userpro allows each user the ability to create, edit and expand values in their unique profile. Each user can easily change values in their profile to manipulate other Atomic Giant.com, Inc. scripts to act just the way they want. Userpro is also a great employee directory; allowing very customizable searching and intelligent display options.

Products in Development

      The Company has several products in various stages of development that will provide solutions for the advertising, marketing, sales and web-design application industries.

     Datilink. Datilink is a web-based data management tool. In many ways it has the same functionality and usefulness as Microsoft Access; but our technology is web-based. Datilink allows users to enter data, edit data, search and view data through a simple web browser. It allows for as many different databases as you wish to create (address book, human resource forms, customer lists, products lists, product orders, defect tracking, employee lists, etc.).
     Data is simple to search, view, edit or delete. Nearly everything is customizable based on user. Datilink also captures the users profile and auto-fills out redundant fields. This tool will allow even the non-technical user to create, edit, modify and manage a database. Users will be able to create and customize their own applications. By using this tool as an engine, the Company will also develop market specific browser-based applications. We anticipate releasing the first version of this tool by the end of the first quarter of 2000.

     Visual Telnet. Visual Telnet is a web-based command utility for Unix and NT web servers. It allows a user to execute commands via a browser and displays the results in an intelligent view. A web-based GUI (Graphical User Interface) for DOS and Unix commands.

     File Manager. File Manager is a file management system for web developers and ISPs (Internet Service Providers). Users can browse through their directories and files, edit test and html files online, upload new files or images or delete unwanted files.

     Sentinel. This program allows the user to profile and manage. Built in scheduling allows custom scheduling of computers, rooms or other resources. Email option notifies person who has scheduled an item with a reminder. Manager override option requires the manager of the resource to okay its use before scheduling is allowed.

     E-Read. For use with textbooks, scriptures, etc. Remembers bookmarks, history, highlights, etc. by the user. Information is stored in a user profile data file. This file stores user specific information - bookmarks, highlights, last read, favorite passages, etc. and displays them in a useable format. Required Userpro technology.

The Market

     The Company's software brings productivity software to the internet. The goal is to develop browser based applications as an alternative to the traditional client-server desktop software. By dong so, the Company can serve both the internet needs and the internal needs of a customer. By using browser-based technology, geographic limitations are removed and companies can operate more effectively. Therefore, the Company's products are targeted to any and all companies, industries and users that require data management capability. In particular, those users who need to access data from more than one location.

     Current key customers include Axent Technologies, Powerquest Corporation and Legend Financial Group. Axent Technologies currently uses iTest and other Atomic Giant technology. Axent is also a Beta site for these tools and therefore, has not paid the Company for use of the products.

      Powerquest  Corporation has purchased  iTest  and  Userpro.
Legend   Financial   Group  is  currently  using   Atomic   Giant
technology.

Distribution Methods

      The  Company  is currently marketing  its products  through direct sales and Internet sales. Sales leads are generated through press reports, Internet leads and direct calling. As the Company progresses in developing its products, it will investigate additional methods of advertising and distribution.

Competition

      The internet is the new frontier of commerce, so it characterized by substantial growth and competition by many businesses seeking to take advantage of this growing industry. A substantial number of businesses are offering a variety of internet services and programs to retailers, distributors and end-
users.   Most  of  these  businesses have  substantially  greater
financial and managerial resources than the Company.     Although
the Company is not aware of any direct competitors, it is likely that other software development companies may try to enter the Company's target market.

Employees

      The Company currently has six full time employees including the services of the Company's President.

Dependence on the Internet

      The success of our services and products will depend in large part upon the continued development and expansion of the Internet. The Internet has experienced, and is expected to continue to experience, significant, geometric growth in the number of users and the amount of traffic. There can be no assurance that the Internet infrastructure will continue to be able to support the demands placed on it by this continued growth. In addition, the Internet could lose its viability due to delays in the development or adoption of new standards and protocols (for example, the next-generation internet Protocol) to handle increased levels of Internet activity, or due to increased governmental regulation. There can be no assurance that the infrastructure or complementary services necessary to make the Internet a viable commercial marketplace will be developed, or, if developed, that the Internet will become a viable commercial marketplace for services and products such as those offered by the Company.

Government Regulation

     There is no government regulation that is significant to the Company's proposed operations. However, at some time in the future, the Company may become subject to government regulations and legal uncertainties affecting the Internet. To date, government regulations have not materially restricted the use of the Internet. The legal and regulatory environment pertaining to the Internet, however, is uncertain and may change. Both new and existing laws may be applied to the Internet by state, federal or foreign governments, covering issues that include:

       sales and other taxes
       user privacy
       pricing controls
       characteristics and quality of products and services consumer protection cross-border commerce libel and defamation copyright, trademark and patent infringement pornography other claims based on the nature and content of Internet materials.

      The adoption of any new laws or regulations or the new application or interpretation of existing laws or regulations to the Internet could hinder the growth in the use of the Internet and other online services generally and decrease the acceptance of the Internet and other online services as medial of communications, commerce and advertising. The Company's business may be harmed if any slowing of the growth of the Internet reduces the demand for our products and services. In addition, new legislation could increase our costs of doing business and prevent us from delivering our products and services over the Internet, thereby harming our business, financial condition and results of operations.

      We file tax returns in such states as required by law based on principles applicable to traditional businesses. However, one or more states could seek to impose additional income tax obligations or sales tax collection obligations on out-of-state companies, such as ours, which engage in or facilitate electronic commerce. A number of proposals have been made at state and local levels that could impose such taxes on the sale of products and services through the Internet or the income derived from such sales. Such proposals, if adopted, could substantially impair the growth of electronic commerce and materially adversely affect our business, financial condition and results of operations.

      Legislation limiting the ability of the states to impose taxes on Internet-based transactions has been enacted by the United States Congress. However, this legislation, known a the Internet Tax Freedom Act, imposes only a three-year moratorium, which commenced October 1, 1998 and ends on October 21, 2001, on state and local taxes on electronic commerce. It is possible that the tax moratorium could fail to be renewed prior to October 21, 2001. Failure to renew this legislation would allow various states to impose taxes on Internet-based commerce. The imposition of such taxes could materially adversely affect our business, financial condition and results of operations.

Research and Development

      The Company anticipates spending approximately $30,000 in research and development efforts during the year 2000.

Item 2.  Description of Property.

      The Company currently leases office space of approximately 1,920 square feet at 887 West Center, Orem, Utah 84058. The term of the lease is for one year and expires on the last day of October 2000. The Company currently pays $1,365.00 per month. The lease is renewable for additional terms up to three years.

      In addition to office equipment, furnishings and computers the Company owns the intellectual property rights to the products it is currently marketing and developing. The Company is in the process of investigating patent protection for all of its products.


Item 3.  Legal Proceedings.

      No legal proceedings are threatened or pending against the Company or any of its officers or directors. Further, none of the Company's officers or directors or affiliates of the Company are parties against the Company or have any material interests in actions that are adverse to the Company's interests.

Item 4.  Submission of Matters to a Vote of Securities Holders.

      No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.

                             PART II

Item  5.   Market  for  Common  Equity  and  Related  Stockholder
Matters.

     The Company's common stock is listed on the Over the Counter Bulletin Board ("OTCBB"), under the symbol "ATOG". As of February 17, 2000, the Company had 181 shareholders holding 825,000 shares of common stock. Of the issued and outstanding common stock, 450,000 shares are "restricted securities" as that term is used in Rule 144 promulgated under the Securities Act of 1933. The restricted securities include 250,000 shares that were acquired from the Company in February 1999, and may be sold subject to complying with the conditions of Rule 144. The remaining 200,000 shares of restricted securities were acquired in January 2000, and may not be resold under Rule 144 until January 2001.

      The following quotations, as provided by the OTC Bulletin Board, Nasdaq Trading & Market Services, represent prices between dealers and do not include retail markup, markdown or commission. In addition, these quotations do not represent actual transactions. There was no market for the Company's common stock prior to the third quarter of 1999.

                             CLOSING BID              CLOSING ASK
                         HIGH          LOW         HIGH         LOW

1999
Third Quarter            1.50        2.1250        4.50        3.125
Fourth Quarter           4.00        2.50          7.00        3.50

      The Company has never declared a dividend on its Common Stock. The Company has not paid, nor declared, any dividends since its inception and does not intend to declare any such dividends in the foreseeable future. The Company's ability to pay dividends is subject to limitations imposed by Utah law. Under Utah law, dividends may be paid to the extent that the corporation's assets exceed its liabilities and it is able to pay its debts as they become due in the usual course of business.

Item  6.   Management's  Discussion  and  Analysis  or  Plan   of
Operation.

     The Company had no revenue from continuing operations for the period from inception on February 10, 1999, to December 31, 1999. General and administrative expenses for the period in the amount of $88,050 consisted of general corporate administration, legal and professional expenses, and accounting and auditing costs.

     The Company had no interest expense in the period from inception on February 10, 1999, to December 31, 1999. Interest income in the period resulted from the investment of funds in notes receivable which represent notes backed by trust deeds on real estate holdings that pay 12% interest monthly. These notes are for a period of six months or less. The Company collected $84,195 in interest during 1999.

     As a result of the foregoing factors, the Company realized a net loss of $3,855 for the period ended December 31, 1999.

     At December 31, 1999, the Company had working capital of approximately $984,449 consisting substantially of notes receivable and cash and cash equivalents. Management believes that the Company has sufficient cash and short-term investments to meet the anticipated needs of the Company's operations through at least the next 12 months. These needs consist primarily of research and development expenditures estimated at approximately $30,000, and costs of implementing marketing programs for the Company's products, which are as yet undetermined.

Item 7.  Financial Statements.

     The financial statements of the Company appear at the end of this report beginning with the Index to Financial Statements on page F-1.

Item  8.   Changes  In  and  Disagreements  with  Accountants  on
Accounting and Financial Disclosure.

     None.

                            PART III

     The information required by each of the Items listed below is incorporated herein by reference to the definitive proxy statement of the Company for the 2000 annual meeting of stockholders, which the Company proposes to file with the Securities and Exchange Commission on or before April 29, 2000:

     Information required by "Item 9.  Directors and Executive
Officers of the Registrant," is incorporated by reference to the proposed caption "Directors and Executive Officers" in the proxy statement;

     Information required by "Item 10. Executive Compensation," is incorporated by reference to the proposed caption "Executive
Compensation" in the proxy statement;

     Information required by "Item 11. Security Ownership of Certain Beneficial Owners and Management," is incorporated by reference to the proposed caption "Security Ownership of Management and Principal Stockholders" in the proxy statement; and

     Information required by "Item 12.  Certain Relationships and
Related Transactions," is incorporated by reference to the proposed caption "Certain Relationships and Related Transactions" in the proxy statement.

Item 13.  Exhibits and Reports on Form 8-K

Reports on Form 8-K

     No reports on Form 8-K were filed by the Company during the last calendar quarter of 1999.

Exhibits

     Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.

Exhibit      SEC Ref.     Title of Document                Location*
No.         No.
1           (3)(i)       Articles of Incorporation        Form 10-SB
2           (3)(ii)      Bylaws                           Form 10-SB
3           (10)         Lease Agreement                  This filing
4           (10)         Long Term Stock Incentive Plan   This filing
5           (27)         Financial Data Schedule          **

* Exhibit No.'s 1 and 2 are incorporated herein by this reference to the Company's Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on May 11, 1999.

**    The  Financial  Data  Schedule is  presented  only  in  the electronic filing with the Securities and Exchange Commission.

                           SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   ATOMIC GIANT.COM, INC.

Date:  March  17, 2000            /s/ Steven  Lloyd, President

Date:  March 17, 2000             /s/ Joseph Ollivier, Chief Financial Officer

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  March  17, 2000           /s/ Steven  Lloyd, Director

Date:  March 17, 2000            /s/ Joseph Ollivier, Director

Date:  March 17, 2000            /s/ Tracy Livingston, Director

Date:  March 17, 2000            /s/ Josh James, Director

                                      ATOMIC GIANT.COM, INC.
                               (A Development Stage Company)

                               Index to Financial Statements


                                                    Page

Independent Auditors' Report                         F-2


Balance Sheet                                        F-3


Statement of Operations                              F-4


Statement of Stockholders' Equity                    F-5


Statement of Cash Flows                              F-6


Notes to Financial Statements                        F-7

                      INDEPENDENT AUDITORS' REPORT

To the Board of Directors
and Stockholders of
Atomic Giant.com, Inc.


We  have  audited  the accompanying  balance  sheet  of
Atomic Giant.com, Inc.(a development stage company), as
of  December  31,  1999 and the related  statements  of
operations,  stockholders'  equity and cash  flows  for
the  period  February 10, 1999 (date of  inception)  to
December 31, 1999.  These financial statements are  the
responsibility   of  the  Company's  management.    Our
responsibility is to express an opinion on these financial statements based on our audit.

We  conducted  our audit in accordance  with  generally
accepted  auditing standards.  Those standards  require
that we plan and perform the audit to obtain reasonable
assurance  about whether the financial  statements  are
free  of  material  misstatement.   An  audit  includes
examining,  on  a test basis, evidence  supporting  the
amounts  and  disclosures in the financial  statements.
An   audit   also  includes  assessing  the  accounting
principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Atomic Giant.com, Inc., as of December 31, 1999 and the results of its operations and its cash flows for the period February 10, 1999 (date of inception) to December 31, 1999, in conformity with generally accepted accounting principles.

TANNER + CO.


Salt Lake City, Utah
January 4, 2000

                                      ATOMIC GIANT.COM, INC.
                               (A Development Stage Company)

                                               Balance Sheet

                                           December 31, 1999



       Assets

Current assets:
  Cash                                                 $22,179
  Notes receivable                                     962,828

          Total current assets                         985,007

Property   and  equipment,  net  of   accumulated       26,796
depreciation of $1,085

          Total assets                              $1,011,803


       Liabilities and Stockholders' Equity

Current liabilities-
  accrued expenses                                        558

Commitments                                                 -

Stockholders' equity:
  Common  stock, no par value, 50,000,000  shares
authorized, 625,000 shares issued and outstanding   1,015,100
  Accumulated deficit                                  (3,855)

       Total stockholders' equity                   1,011,255

       Total liabilities and stockholders' equity  $1,011,803


See accompanying notes to financial statements.

                                      ATOMIC GIANT.COM, INC.
                               (A Development Stage Company)

                                     Statement of Operations

  February 10, 1999 (Date of Inception) to December 31, 1999

Revenue                                              $         -

General and administrative expenses                      (88,050)

Other income - interest                                   84,195

          Loss before income taxes                        (3,855)

Income tax benefit                                             -

       Net loss                                      $    (3,855)

Loss per share - basic and diluted                          (.01)

Weighted average shares - basic and diluted              563,000

See accompanying notes to financial statements.

                                      ATOMIC GIANT.COM, INC.
                               (A Development Stage Company)

                           Statement of Stockholders' Equity

  February 10, 1999 (Date of Inception) to December 31, 1999

                                       Common Stock         Accumulated
                                   Shares       Amount   Deficit      Total

Balance at February  10, 1999           -      $      -   $     -    $      -

Issuance of common stock for cash,
 net of $5,400 offering costs     625,000       994,600         -     994,600

Issuance of common stock warrants       -        20,500         -      20,500

Net loss                                -             -    (3,855)     (3,855)

Balance at December 31, 1999      625,000    $1,015,100  $ (3,855) $1,011,245


See accompanying notes to financial statements.

                                      ATOMIC GIANT.COM, INC.
                               (A Development Stage Company)

                                     Statement of Cash Flows

  February 10, 1999 (Date of Inception) to December 31, 1999

Cash flows from operating activities:
  Net loss                                                   $   (3,855)
  Adjustments to reconcile net loss to
    net cash provided by operating activities:
     Depreciation                                                 1,085
     Issuance of common stock warrants                           20,500
     Increase in accrued liabilities                                558

          Net cash provided by
          operating activities                                   18,288

Cash flows from investing activities:
  Purchase of equipment                                         (27,881)
  Increase in notes receivable                                 (962,828)

          Net cash used in
          investing activities                                 (990,709)

Cash flows from financing activities -
  issuance of common stock                                      994,600

          Net increase in cash                                   22,179

Cash, beginning of period                                             -

Cash, end of period                                        $     22,179

See accompanying notes to financial statements.

                                      ATOMIC GIANT.COM, INC.
                               (A Development Stage Company)
                               Notes to Financial Statements

                                           December 31, 1999


1.Organization     Organization
  and Summary Atomic Giant.com, Inc. (the Company) was of Significant incorporated in the State of Utah on
  Accounting       February  10, 1999 for the purpose  of,  but
  Policies         not  limited  to, developing  and  marketing
                   various    Internet   and   Internet-related
                   products and services.

                   In  accordance with SFAS No. 7, the  Company
                   is  considered  to  be in the  developmental
                   stage.      The    Company    is    devoting
                   substantially   all  of   its   efforts   to
                   establishing  a new business.  No  principal
                   operations    have    commenced    and    no
                   significant revenues have been derived from operations.

               Concentration of Credit Risk
                  The  Company  maintains  its  cash  in  bank
                  deposit   accounts  which,  at  times,   may
                  exceed   federally  insured   limits.    The
                  Company  has not experienced any  losses  in
                  such   accounts  and  believes  it  is   not
                  exposed to any significant credit risk on cash and cash equivalents.

               Cash and Cash Equivalents
                  For   purposes  of  the  statement  of  cash
                  flows,   cash   includes   all   cash    and
                  investments with original maturities to the Company of three months or less.

               Property and Equipment
                  Property and equipment is recorded  at  cost
                  less        accumulated        depreciation.
                  Depreciation is provided using the straight-
                  line   method  over  the  estimated   useful
                  lives.

               Income Taxes
                  Deferred   income  taxes  are  provided   in
                  amounts   sufficient  to  give   effect   to
                  temporary differences between financial and tax reporting.

               Loss Per Share
                  The computation of basic loss per common share is based on the weighted average number of shares outstanding during each period.

                                      ATOMIC GIANT.COM, INC.
                               (A Development Stage Company)
                               Notes to Financial Statements
                                                   Continued

1. Organization   Loss Per Share - Continued
  and Summary of The computation of diluted loss per common Significant share is based on the weighted average Accounting number of shares outstanding during the
  Policies        year  plus  the  common  stock  equivalents
  Continued       which  would  arise from  the  exercise  of
                  stock   warrants  outstanding   using   the
                  treasury  stock  method  and  the   average
                  market  price  per share during  the  year.
                  Common stock equivalents are not included in the diluted loss per share calculation when their effect is antidilutive.

                Use of Estimates in Financial Statements
                  The preparation of financial statements  in
                  conformity    with    generally    accepted
                  accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.


2 Property        Property  and  equipment  consists  of  the following:
  and Equipment
                  Computers and equipment
                  Office furniture and fixtures

                                      ATOMIC GIANT.COM, INC.
                               (A Development Stage Company)
                               Notes to Financial Statements
                                                   Continued

3.Notes          Notes    receivable   consists   of    notes
Receivable       receivable  from  a  finance  company.   The
                 notes are secured by real property and  bear
                 interest  at  12%. Interest is  due  monthly
                 and  the  notes are due in February,  March,
                 April  and  August 2000.  All  interest  due
                 under  the  terms  of the  notes  were  paid
                 prior to December 31, 1999.
4.Income         The  benefit  for income taxes is  different
  Taxes          from  amounts  which would  be  provided  by
                 applying the statutory federal income tax rate to loss before benefit for income taxes for the following reasons:

                 Deferred tax assets (liabilities) consist of the following:

                 Federal  income  tax  benefit  at  statutory
                 rate                                      $    1,000
                 Change in valuation allowance                 (1,000)
                                                           $        -

                 Net operating loss carryforwards          $    1,000
                 Valuation allowance                           (1,000)
                                                           $        -


               At  December 31, 1999, the Company has a net
               operating  loss  carryforward  available  to
               offset    future    taxable    income     of
               approximately  $3,000, which will  begin  to
               expire in 2019.  The utilization of the  net
               operating  loss  carryforward  is  dependent
               upon the tax laws in effect at the time  the
               net  operating  loss  carryforwards  can  be
               utilized.   The  Tax  Reform  Act  of   1986
               significantly limits the annual amount  that
               can   be  utilized  for  certain  of   these
               carryforward as a result of the change in ownership.

                                      ATOMIC GIANT.COM, INC.
                               (A Development Stage Company)
                               Notes to Financial Statements
                                                   Continued


5. Supplemental  There  were no amounts paid for interest  or
   Cash Flow     income  taxes  for the period  February  10,
   Disclosure    1999  (date  of inception) to  December  31,
                 1999.


6. Common Stock During February 1999, the Company granted Warrants warrants to purchase 50,000 shares of common  stock.  The warrants are exercisable
                 at  a  $1  per share and expire  on  January
                 2001.   As  of December 31, 1999 no warrants
                 had been exercised. The Company recognized costs associated with the issuance of these warrants in accordance with SFAS 123 of $20,500.

7.Subsequent     In   January  2000,  the  Company   acquired
  Event          certain  technology from an  individual  and
                 developed a plan for operations.