Form 10QSB
period 2000-03-31
DATIGEN COM INC
filed 2000-05-12
CIK 1086082

U.S. SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549
                         FORM 10-QSB

      [  X ]     QUARTERLY REPORT PURSUANT TO SECTION 13  OR
     15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 2000

      [    ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR
     15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from     to

                 Commission File No. 0-26027

                      DATIGEN.COM, INC.
   (Exact name of small business issuer as specified in its
                          charter)
                                            87-0626333
          Utah                  (IRS Employer Identification No.)
(State or other jurisdiction of
 incorporation or organization)
                 887 W. Center Street, Orem, Utah 84057
          (Address of principal executive offices)

                       (801) 229-1288
                 (Issuer's telephone number)

                   ATOMIC GIANT.COM, INC.
       4643 North Mile High Drive, Provo, Utah  84604
(Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days. Yes [ X] No [  ]

APPLICABLE   ONLY   TO  ISSUERS  INVOLVED   IN   BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
Check  whether  the registrant has filed all documents  and
reports  required to be filed by Sections 12, 13, or  15(d)
of  the  Exchange  Act  subsequent to the  distribution  of
securities under a plan confirmed by a court. Yes [  ]   No
[  ]

APPLICABLE ONLY TO CORPORATE ISSUERS:
State the number of shares outstanding of each of the issuer's classes of common equity, as of May 9, 2000:
825,000 shares of common stock.

Transitional Small Business Format:  Yes [   ]  No [ X ]
Documents incorporated by reference:  None

                         FORM 10-QSB
                      DATIGEN.COM, INC.

                            INDEX
                                                       Page
PART I.   Financial Information                           3

          Balance  Sheets  for  the  Period  Ending       4
          March 31, 2000 (unaudited)
                                                          5
          Statement of Operations from February 10,
          1999  (Date  of Inception) to  March  31,
          1999 and for the Three Months Ended march
          31, 2000 (unaudited)                            6

          Statement of Cash Flows from February 10,
          1999  (Date  of Inception) to  March  31,
          1999 and for the Three Months Ended march       7
          31, 2000 (unaudited)
                                                          8
          Notes to Financial Statements

          Management's Discussion and  Analysis  of
          Financial Condition


PART II.  Other Information                               9

          Changes in Securities and Use of Proceeds       9

          Submission  of  Matters  to  a  Vote   of       9
          Securities Holders
                                                          9
          Exhibits and Repots on Form 8-K

          Signatures                                     10

                           PART I.
                    Financial Information

In the opinion of management, the accompanying unaudited financial statements included in this Form 10-QSB reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

                                               Balance Sheet

                                              March 31, 2000
                                                 (Unaudited)
       Assets

Current assets:
  Cash                                          $     1,811
  Accounts receivable                                 6,000
  Notes receivables                                 917,828

          Total current assets                      925,639

  Property and equipment, net of accumulated
    depreciation of $2,585                           35,764
  Technology, net of accumulated amortization of
    $22,500                                         427,500
                                                    -------
          Total assets                           $1,388,903
                                                 ==========


       Liabilities and Stockholders' Equity

Current liabilities -
  Accounts payable and accrued liabilities       $   3,296

Stockholders= equity:
  Common stock, no par value, 50,000,000 shares
   authorized; 825,000 shares issued and
   outstanding                                   1,465,100
  Accumulated deficit                              (79,493)

  Total stockholders' equity                     1,385,607

  Total liabilities and stockholders' equity   $ 1,388,903
                                               ===========
See accompanying notes to financial statements.

                                     Statement of Operations
                                                 (Unaudited)

                                                   February 10,
                                     Three Months  1999 (Date of  Cumulative
                                          Ended     Inception) to   Amounts
                                         March 31,     March 31,     from
Revenue:                                   2000          1999      Inception
  Sales                                $   8,000      $      -    $   8,000
  Interest                                19,094         2,902      103,289

                                          27,094         2,902      111,289

Expenses:
  General and administrative expense    (102,732)      (25,500)    (190,782)

    Loss before income taxes             (75,638)      (22,598)     (79,493)

Income tax expense                             -             -            -

       Net loss                       $  (75,638)    $ (22,598)  $  (79,493)

Net loss per share - basic and diluted $    (.09)    $           $      .12)
Weighted average common shares -
 basic and diluted                       825,000       625,000      668,000

See accompanying notes to financial statements.

                                     Statement of Cash Flows

                                        Three      February 10,
                                        Months     1999 (Date of    Cumulative
                                        Ended      Inception) to      Amounts
                                       March 31,     March 31,         From
                                         2000          1999          Inception

Cash flows from operating activities:
 Net loss                              $ (75,638)  $ (22,598)      $ (79,493)
 Adjustments to reconcile net loss to
  net cash used in operating activities:
   Depreciation and amortization          24,000          29          25,085
   Issuance of below market warrants           -      20,500          20,500
   Increase in:
   Prepaid expenses                            -      (2,367)
   Accounts receivable                    (6,000)          -          (6,000)
   Accounts payable and accrued liabilties 2,738       5,813           3,296

    Net cash (used in) provided by
     operating activities                (54,900)      1.377         (36,612)

Cash flows from investing activities:
 Purchase of equipment                   (10,468)     (3,646)        (38,349)
 Decrease (increase) in notes receivable  45,000           -        (917,828)

    Net cash provided by (used in)
     investing activities                 34,532      (3,646)       (956,177)

Cash flows from financing activities -
  issuance of common stock                     -     994,600         994,600

   Net (decrease) increase in cash       (20,368)    992,331           1,811

Cash, beginning of period                 22,179           -               -

Cash, end of period                  $     1,811   $ 992,331      $    1,811

See accompanying notes to financial statements.

Notes to Financial Statements

(1) The unaudited financial statements include the accounts of Datigen.com and include all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary to present fairly the financial position as of March 31, 2000 and the results of operations and changes in financial position for the three month periods ended March 31, 2000, and cumulative amounts since inception. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the entire year.


(2) Loss per common share is based on the weighted average number of shares outstanding during the period.

(3) During the three months ended March 31, 2000, the Company issued 200,000 shares of common stock in exchange for technology of $450,000.

     The Company has not paid any cash for interest or income taxes since inception.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION

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

Results of Operations

Period From Inception on February 10, 1999 to March 31, 1999 and for the Three Months Ended March 31, 2000

      The Company had $2,902 revenue from continuing operations for the period from inception on February 10, 1999 to March 31, 1999 and recognized $27,094 in revenue for the three months ended march 31, 2000. All revenue was attributed to interest.

      General and administrative expenses for the period from inception to March 31, 1999 consisted of general corporate administration, legal and professional expenses, and accounting costs totaling $25,500 compared to $102,732 for the period ending March 31, 2000. The increase in general and administrative expenses is contributed to increasing the number of employees and relocating office facilities.

      The Company's cash is invested in short-term, mortgage loans. Net cash used in investing activities for the period from inception to March 31, 1999 was $3,646 compared to net cash provided by investing activities for the three month period ending March 31, 2000 was $34,532.

      As a result of the foregoing factors, the Company realized net loss of $22,598 for the period from inception to March 31, 1999 and a net loss of $75,638 for the three months ended March 31, 2000. The loss is attributed to the Company's expansion and growth.

Liquidity and Capital Resources

      At March 31, 2000, the Company had cash of $1,811 and accounts receivable of $6,000, and notes receivable of $917,828. Additional assets include $35,764 in property and equipment, net of accumulated depreciation of $2,585 and technology valued at $427,500 net of accumulated amortization of $22,500.

      Current liabilities include accounts payable and accrued liabilities of $3,296.

     Management believes that the Company has sufficient cash and short-term investments to meet the anticipated needs of the
Company's  operations through at least the next  12  months.   In
addition, the Company is now realizing product sales which the Company anticipates will generate adequate revenue to continue operations and expansion. However, there can be no assurances to that effect, as the Company has no significant revenues and the Company's need for capital may change dramatically as it attempts to implement its proposed business to provide internet mailing and advertising services.
The   Company's   current  operating  plan  is  to   (i)   pursue
implementation of its proposed internet business, and (ii) handle
the   administrative  and  reporting  requirements  of  a  public
company.   At present, the Company is still conducting  a  market
evaluation of its internet business, and does not propose to roll-out marketing efforts for its service until that evaluation is
complete.   There  can be no assurance that the Company  will  be
successful in establishing its internet business.

                         PART II.  OTHER INFORMATION

Changes in Securities and Use of Proceeds:

     In January 2000, the Company issued 200,000 shares of common stock to an officer and director of the Company in exchange for technology valued at $450,000. The shares were issued to an individual and not in connection with any public offering. The Company relied upon Section 4(2) of the Securities Act to effect the transaction.

Submission of Matters to a Vote of Securities Holders:

     An annual meeting of stockholders was held on April 11, 2000. Three proposals were submitted for a vote by the stockholders. There were 825,000 shares eligible to vote at the annual meeting.

     The first proposal was the election of the Board of Directors.

     Name                For         Against        Abstain
     Steven Lloyd     547,500          -0-            -0-
     Joseph Ollivier  547,500          -0-            -0-
     Josh James       547,500          -0-            -0-

     The second proposal was to change the Corporation's name from Atomic Giant.Com, Inc., to Datigen.Com, Inc.

                         For         Against        Abstain
                       535,000        12,500          -0-

     The third proposal was for the implementation of the Company's long-term incentive stock plan.

                         For       Against         Abstain
                       536,000     11,000            500
Exhibits and Reports on Form 8-K.

     Reports on Form 8-K: The Corporation filed a Form 8-K identifying changes in control of registrant on January 18, 2000.

Exhibits: Included only with the electronic filing of this report is the Financial Data Schedule for the three month period ended
            March 31, 2000 (Exhibit ref. No. 27).

                         SIGNATURES

     In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              DATIGEN.COM, INC.




Date: 5/8/00                   By: /s/ Steven Lloyd, President




Date: 5/8/00                   By: /s/ Joseph Ollivier, Chief Financial Officer