Form 10QSB
period 2000-06-30
DATIGEN COM INC
filed 2000-08-10
CIK 1086082

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                           FORM 10-QSB

      [  X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 2000

      [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from     to

                   Commission File No. 0-26027


                        DATIGEN.COM, INC.
     (Exact name of small business issuer as specified in its
                            charter)

             Utah                           87-0626333
(State or other jurisdiction of    (IRS Employer Identification No.)
 incorporation or organization)

               887 W. Center Street, Orem, Utah 84057
            (Address of principal executive offices)

                         (801) 229-1288
                   (Issuer's telephone number)


                         Not Applicable
(Former name, address and fiscal year, if changed since last report)



Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X] No [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:
State the number of shares outstanding of each of the issuer's classes of common equity, as of June 30, 2000: 825,000 shares of common stock.

Transitional Small Business Format:  Yes [   ]  No [ X ]
Documents incorporated by reference:  None

                           FORM 10-QSB
                        DATIGEN.COM, INC.

                              INDEX
                                                       Page

PART I.   Financial Information                           3

          Balance Sheets for the Period Ending June
          30, 2000 (unaudited)                            4

          Statement of Operations from February 10,
          1999  (Date  of Inception)  to  June  30,
          1999, for the Three Months Ended June 30,
          2000  and  1999  and for the  Six  Months
          Ended   June   30,  2000  and  Cumulative
          Amounts from Inception (unaudited)              5

          Statement of Cash Flows from February 10,
          1999 (Date of Inception) to June 30, 1999
          and  for  the Six Months Ended  June  30,
          2000    and   Cumulative   Amounts   from
          Inception (unaudited)                           6

          Notes to Financial Statements                   7

          Management's Discussion and  Analysis  of
          Financial Condition                             8


PART II.  Exhibits and Repots on Form 8-K                 9

          Signatures                                     10

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

                                               Balance Sheet

                                               June 30, 2000
                                                 (Unaudited)

       Assets

Current assets:
  Cash
                                                   $11,773
  Marketable securities
                                                   100,000
  Accounts receivable                                5,405
  Notes receivables                                762,828
  Prepaid expenses                                   1,365

          Total current assets                     881,371

Property and equipment, net of accumulated
  depreciation of $4,957                            37,422
Technology, net of accumulated amortization of
  $45,000                                          405,000

          Total assets                          $1,323,793



       Liabilities and Stockholders= Equity

Current liabilities -
  Accounts payable and accrued liabilities           $1,102

Stockholders= equity:
  Common stock, no par value, 50,000,000 shares
   authorized;
    825,000 shares issued and outstanding         1,465,100
  Unrealized holding gain                            50,000
  Accumulated deficit                              (192,409)

          Total stockholders= equity              1,322,691

          Total liabilities and stockholders'
            equity                                $1,323,793

See accompanying notes to financial statements.

                                     Statement of Operations
                                                 (Unaudited)


                                                        February
                      Three Months Ended  Six Months    10, 1999    Cumulative
                           June 30,         Ended       (Date of      Amounts
                                           June 30,     Inception)     From
                                                        to June 30,
                        2000      1999      2000          1999       Inception

Revenue:
  Sales              $  7,440    $    -    $ 15,440      $     -     $  15,440

  Interest             26,594    22,693      45,688       25,595       129,883

                       34,034    22,693      61,128       25,595       145,323

Expenses:
 General and
  administrative
  expenses           (146,064)  (14,351)    (249,682)    (39,852)     (337,732)

 (Loss) income before
   income taxes      (112,030)    8,342     (188,554)    (14,257)     (192,409)

Income tax expense          -         -            -           -             -

 Net (loss) income  $(112,030)   $8,342    $(188,554)   $(14,257)    $(192,409)

Net (loss) income per
 share - basic and
 diluted                $(.14)    $(.01)       $(.23)      $(.02)        $(.28)

Weighted average common
   shares             825,000   625,000      822,000     625,000       695,000


See accompanying notes to financial statements.

                                     Statement of Cash Flows
                                                 (Unaudited)



                                            Six    February 10,
                                          Months   1999 (Date of   Cumulative
                                          Ended    Inception) to     Amounts
                                         June 30,   June 30,          From
                                          2000        1999          Inception

Cash flows from operating
activities:
  Net loss                             $(188,554)   $(14,257)    $(192,409)

  Adjustments to reconcile net
  loss to net cash (used in) provided
  by operating activities:
     Depreciation and amortization        48,872         235        49,957
     Issuance of below market warrants         -      20,500        20,500
        Increase in:
       Prepaid expenses                   (1,365)          -        (1,365)
       Accounts receivable                (5,405)          -        (5,405)
       Accounts payable and accured
         liabilties                          544         298         1,102

      Net cash (used in) provided by
          operating activities          (145,908)      6,776      (127,620)

Cash flows from investing
activities:
  Purchase of marketable securities      (50,000)                  (50,000)
  Purchase of equipment                  (14,498)     (4,138)      (42,379)
  Decrease (increase) in notes
    receivable                           200,000    (969,224)     (762,828)

    Net cash provided by (used in)
          investing activities           135,502    (973,362)     (855,207)

Cash flows from financing activities -
  issuance of common stock                     -     994,600       994,600

    Net (decrease) increase in cash      (10,406)     28,014        11,773

Cash, beginning of period                 22,179           -             -

Cash, end of period                      $11,773     $28,104       $11,773


See accompanying notes to financial statements.

                                                Notes to Financial Statements


(1) The unaudited financial statements include the accounts of Datigen.com and include all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary to present fairly the financial position as of June 30, 2000 and the results of operations and cash flows for the six months ended June 30, 2000, and period from February 10, 1999 (date of inception) to June 30, 1999, and cumulative amounts since inception. The results of operations for the six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the entire year.


(2) (Loss) per common share is based on the weighted average number of shares outstanding during the period.

(3) During the six months ended June 30, 2000, the Company issued 200,000 shares of common stock in exchange for technology of $450,000.

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

Results of Operations

Three Month periods Ended June 30, 2000 and 1999.

      The Company recognized $34,034 and $22,693 in revenue for the three month periods ended June 30, 2000 and 1999, respectively. The increase in revenue is attributed to sales of $7,440 and interest of $26,594 for the three months ended June 30, 2000 compared to interest of $22,693 for the three months ended June 30, 1999.

      General and administrative expenses for the three month periods ended June 30, 2000 and 1999 consisted of general corporate administration, legal and professional expenses, and accounting costs. These expenses were $146,064 and $14,351 for the three month periods ended June 30, 2000 and 1999, respectively. The increase in general and administrative expenses is attributed to increasing the number of employees and relocating office facilities.

     As a result of the foregoing factors, the Company realized a net loss of $112,030 for the three months ended June 30, 2000 compared to a net gain of $8,342 for the three months ended June 30, 1999. The loss is attributed to the Company's expansion and growth.

Period of Inception on February 1999 to June 30, 1999 and for the
Six Months Ended June 30, 2000.

     The Company recognized $61,128 in revenue for the six months ended June 30, 2000 compared to $25,595 for the period from inception to June 30, 1999. The increase in revenue is attributed to sales of $15,440 and interest of $45,688 for the six-months ended June 30, 2000 compared to interest of $25,595 for the period from inception to June 30, 1999.

     General and administrative expenses for the six month period ended June 2000 and for the period from inception to June 30, 1999 consisted of general corporate administration, legal and professional expenses, and accounting costs. These expenses were $249,682 for the six months ended June 30, 2000 and $39,852 for the period from inception to June 30, 1999. The increase in general and administrative expenses is attributed to increasing the number of employees and relocating office facilities.

      The Company's cash is invested in short-term, mortgage loans. Net cash provided by investing activities was $135,502 for the six months ended June 30, 2000 as compared to net cash used in investing activities was $973,362 for the period from inception to June 30, 1999. The loss is attributed to an increase in general and administrative expenses.

     As a result of the foregoing factors, the Company realized a net loss $188,554 for the six months ended June 30, 2000 compared to a net loss of $14,257 for the period from inception to June 30, 1999. The loss is attributed to the Company's expansion and growth.

Liquidity and Capital Resources

      At June 30, 2000, the Company had cash of $11,773, accounts receivable of $5,405, and notes receivable of $762,828. Additional assets include $37,422 in property and equipment, net of accumulated depreciation of $4,957, technology valued at $405,000 and net of accumulated amortization of $45,000.

      Current liabilities include accounts payable and accrued liabilities of $1,102.

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

                         PART II.  OTHER INFORMATION

EXHIBITS AND REPORTS ON FORM 8-K.

REPORTS ON FORM 8-K:  None

EXHIBITS: Included only with the electronic filing of this report is the Financial Data Schedule for the Six Month Period Ended
June 30, 2000 (Exhibit ref. No. 27).

                         SIGNATURES

     In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              DATIGEN.COM, INC.




Date: August 10, 2000          By: /s/ Steven Lloyd, President



Date: August 10, 2000          By: /s/Joseph Ollivier, Chief Financial Officer