Form 10QSB
period 2000-09-30
DATIGEN COM INC
filed 2000-11-14
CIK 1086082

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                           FORM 10-QSB

      [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 2000

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


            3191 North Canyon Road, Provo, Utah 84604
            (Address of principal executive offices)

                         (801) 373-3990
                   (Issuer's telephone number)


             887 W. Center Street, Orem, Utah 84057
(Former name, address and fiscal year, if changed since last report)



Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X] No [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:
State  the number of shares outstanding of each of the  issuer's
classes  of  common  equity, as of November 10,  2000:   625,000
shares of common stock.

Transitional Small Business Format:  Yes [   ]  No [ X ]

Documents incorporated by reference:  None

                           FORM 10-QSB
                        DATIGEN.COM, INC.

                              INDEX
                                                              Page

PART I.    Financial Information                                 3

           Balance Sheets for the Period Ending                  3
           September 30, 2000 (unaudited)

           Statement of Operations from February 10,             4
           1999 (Date of Inception) to September 30,
           1999, for the Three Months Ended September
           30, 2000 and 1999, and for the Nine Months
           Ended September 30, 2000, and Cumulative
           Amounts from Inception (unaudited)

           Statement of Cash Flows from February 10,             5
           1999 (Date of Inception) to September 30,
           1999, and for the Nine Months Ended
           September 30, 2000, and Cumulative Amounts from Inception (unaudited)

           Notes to Financial Statements                         6

           Item 2.  Management's Discussion and
           Analysis of Financial Condition                       8


PART II.   Item 5.  Other Information                            9

           Exhibits and Reports on Form 8-K                      9

           Signatures

                             PART I.
                      Financial Information

                                                 DATIGEN.COM
                               (A Development Stage Company)

                                               Balance Sheet

                                          September 30, 2000
                                                 (Unaudited)

       Assets

Current assets:
  Cash                                            $      7,107
  Marketable securities                                 52,500
  Notes receivable                                     663,184

          Total current assets                         722,791

  Net assets of discontinued operations                443,698

          Total assets                             $ 1,166,489



       Liabilities and Stockholders' Equity


Current liabilities -                              $         -

Stockholders' equity:
  Common stock, no par value, 50,000,000 shares
  authorized; 825,000 shares issued and outstanding  1,465,100
  Unrealized holding gain                                2,500
  Accumulated deficit                                 (301,111)

 Total stockholders' equity                          1,166,489

 Total liabilities and stockholders' equity        $ 1,166,489

See accompanying notes to financial statements.

                                                 DATIGEN.COM
                               (A Development Stage Company)

                                     Statement of Operations
                                                 (Unaudited)

                                                                          February
                                                                Nine      10, 1999  Cumulative
                                        Three Months Ended      Months    (Date of    Amounts
                                           September 30,        Ended     Inception    From
                                                               September      to
                                                                           September
                                                                              30,
                                           2000      1999        2000        1999    Inception
Revenue - interest                     $   22,231  $ 29,686   $  67,773  $ 55,545  $ 151,968

Income tax expense                         (3,000)   (4,000)    (10,000)   (8,000)   (51,000)

  Net income before
  discontinued operations                  19,231    25,686      57,773    47,545    100,968

Loss from operations
of discontinued segment, net of tax      (123,640)   (6,742)   (355,029)  (40,891)  (402,079)

                                       $ (104,409) $ 18,944  $ (297,256) $  6,654  $(301,111)

Net (loss) income per share -
  basic and diluted:
  Continuing operations                $      .02  $    .04  $      .07  $    .08  $     .14
  Discontinued operations                    (.15)     (.01)       (.43)     (.07)      (.56)

                                       $     (.13) $    .03  $     (.36) $    .01  $    (.42)

Weighted average common
 shares -                                 825,000   625,000     823,000   625,000    715,000

See accompanying notes to financial statements

                                                 DATIGEN.COM
                               (A Development Stage Company)

                                     Statement of Cash Flows
                                                 (Unaudited)

                                                              February 10,
                                                Nine Months  1999 (Date of  Cumulative
                                                   Ended      Inception to    Amounts
                                               September 30,  September 30,    From
                                                    2000          1999       Inception
Cash flows from operating activities:
  Net loss                                      $ (297,256)  $   6,654    $ (301,111)

  Adjustments to reconcile net loss to net cash
    (used in) provided by operating activities:
     Net assets of discontinued operations          32,540      (2,400)        6,302
     Issuance of below market warrants                   -      20,500        20,500

      Net cash (used in) provided by
          operating activities                    (264,716)     24,754      (274,309)

Cash flows from investing activities:
  Purchase of marketable securities                (50,000)          -       (50,000)
  Decrease (increase) in notes receivable          299,644    (986,962)     (663,184)

       Net cash provided by (used in)
          investing activities                     249,644    (986,962)     (713,184)                         4)

Cash flows from financing activities -
  issuance of common stock                               -     994,600       994,600

     Net (decrease) increase in cash               (15,072)     32,392         7,107

Cash, beginning of period                           22,179           -             -

Cash, end of period                            $     7,107  $   32,392    $    7,107

See accompanying notes to financial statements.

                                                 DATIGEN.COM
                               (A Development Stage Company)

                               Notes to Financial Statements





(1) The unaudited financial statements include the accounts of Datigen.com and include all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary to present fairly the financial position as of September 30, 2000 and the results of operations for the three months ended September 30, 2000 and 1999 and the results of operations and cash flows for the nine months ended September 30, 2000 and period from February 10, 1999 (date of inception) to September 30, 1999, and cumulative amounts since inception. The results of operations for the nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the entire year.

(2) (Loss) income per common share is based on the weighted average number of shares outstanding during the period.

(3) During the nine months ended September 30, 2000, the Company issued 200,000 shares of common stock in exchange for technology of $450,000.

     The Company has not paid any cash for interest or income taxes since inception.

(4) On November 1, 2000, the Company adopted a plan which would result in the Company exchanging its technology in exchange for 200,000 shares of the Company's common stock. The Company would also liquidate its other assets and liabilities related to the technology operations and discontinue this line of business.

Financial information related to the technology operations as of September 30, 2000 and for the nine months then ended are as follows:

                                                  September 30,
                                                     2000

   Accounts receivable                              $21,740
   Property and equipment, net                       47,424
   Technology, net                                  382,500
   Accounts payable and accrued liabilities          (7,966)

                                                   $443,698

                                                 DATIGEN.COM
                               (A Development Stage Company)

                               Notes to Financial Statements
                                                   Continued

                                                     Nine Months
                                                        Ended
                                                    September 30,
                                                        2000

   Sales                                                $49,538
   Costs and expenses                                  (404,567)

      Loss for operations of discontinued segment      (355,029)

   Income tax expense                                         -
       Net loss from discontinued segment
                                                      $(355,029)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION

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

Results of Operations

For the Nine Months Ended September 30, 2000 and the Period from
Inception on February 10, 1999 to September 30, 1999.

     The Company was formed as a Utah corporation in February 1999 for the purpose of engaging in the development and marketing of various Internet and Internet related products and services, including the development and marketing of web-based software. While in the process of developing that business, the Company has also engaged in the business of acquiring or investing in trust deed notes secured by real property to generate interest income.

     In January 2000, the Company acquired from Steven Lloyd all of the computer software programs and websites (including domain names) designated as WebTest, Forman, Userpro, Visual Telnet, File Manager, Ping Pong, Sentinel, E-Read, Datigent.com, Datigent.org, Datigent.net, Inshift.com, Inshift.org, and Inshift.net which are used or useful for offering and performing computer diagnostic and improvement functions. The consideration for the acquisition consisted of 200,000 shares of the Company's restricted common stock valued at $2.00 per share, or a total of $400,000. After pursuing the development of this business through October 2000, the Company discontinued further development, marketing, and operation of the computer business acquired from Mr. Lloyd based on a determination that it is unlikely the computer business will meet the Company's expectations or goals for business growth and development. Consequently, in November 2000, the Company reconveyed the computer technology to Mr. Lloyd in exchange for the 200,000 shares of common stock originally issued to Mr. Lloyd.

     At the present time, the Company intends to continue its business of investing in trust deed notes secured by real property.

     The Company recognized $67,773 in revenue from interest on trust deed investments for the nine months ended September 30, 2000 compared to $55,545 for the period from inception to September 30, 1999. The increase in revenue is attributed to the longer period in 2000 that funds were invested as compared to 1999.

     The Company recognized a loss of $355,029 on its discontinued computer business for the nine months ended September 30, 2000 as compared to a loss of $40,891 for the period from inception to September 30, 1999. The increase in the loss from the discontinued operation is attributable to the fact that
                               8-
the Company was actively pursuing the computer business only during the last two months of the 1999 period as compared to nine months in 2000.

     As a result of the foregoing factors, the Company realized a net loss $297,256 for the nine months ended September 30, 2000 compared to a net income of $6,654 for the period from inception to September 30, 1999.

Liquidity and Capital Resources

     At September 30, 2000, the Company had cash of $7,107 and notes receivable and securities of $715,684. Net assets of the Company's discontinued computer business were $443,698, which were divested by the Company in November 2000 in exchange for 200,000 shares of the Company's common stock that were returned to the Company for cancellation. The Company had no liabilities at September 30, 2000.

     Management believes that the Company has sufficient cash and short-term investments to meet the anticipated needs of the Company's operations through at least the next 12 months.

                         PART II.  OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

     Effective November 1, 2000, Steven Lloyd resigned as an officer and director of the Company. The number of persons comprising the board of directors was reduced to three, and Joseph Ollivier, Tracy Livingston, and Josh James continue to serve as directors of the Company.

EXHIBITS AND REPORTS ON FORM 8-K.

REPORTS ON FORM 8-K:  None

EXHIBITS: Included as exhibits to this report are the following:

Exhibit No. 1 Exhibit Reference No. 10 Reconveyance Agreement with Steven Lloyd Exhibit No. 2 Exhibit Reference No. 27 Financial Data Schedule

SIGNATURES

     In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              DATIGEN.COM, INC.

Date: November 13, 2000       By: /s/ Joseph Ollivier, President