Form 10KSB
period 2000-12-31
DATIGEN COM INC
filed 2001-03-30
CIK 1086082

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           Form 10-KSB

        Annual Report Pursuant to Section 13 or 15(d) of
               the Securities Exchange Act of 1934
(Mark One)
[ X ]     Annual report pursuant to section 13 or 15(d) of the
     Securities Exchange Act of 1934
     For the fiscal year ended December 31, 2000

[   ]     Transition report under section 13 or 15(d) of the
     Securities Exchange Act of 1934 For the transition period from ___________________ to ______________

                 Commission File Number 0-26027

                        DATIGEN.COM, INC.
         (Name of small business issuer in its charter)


             Utah                           87-0626333
(State or other jurisdiction of    (IRS Employer Identification
incorporation or organization)                 No.)


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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB. [ X ]

The issuer's revenue for its most recent fiscal year was:
$140,239

The aggregate market value of the issuer's voting stock held as of March 1, 2001, by non-affiliates of the issuers was $552,970.

As of December 31, 2000, the issuer had 675,000 shares of its no par value common stock outstanding.

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

     At the present time, the Company intends to continue its business of investing in trust deed notes secured by real property. At least 90% of the Company's assets will be mortgage loans secured by first and second liens on residential and commercial real estate. The remainder, 10% or less, of the Company's assets may be invested in other real estate related assets and investments. The Company has a great deal of discretion in determining what loans it will make within the limitations described above.

     The Company will seek to maximize yield by managing credit risk through credit underwriting. The Company plans to make loan decisions through asset and collateral analysis, evaluating investment risks and potential rewards on a case-by-case basis. To the extent that the Company's assets are concentrated in a few states or a particular region, the return on investment will become more dependent on the economy of those states or that region. Additionally, the Company's ability to achieve its targeted yields or to recover on its investments will be adversely affected if the Company's evaluation of the collateral is incorrect, the collateral loses value or the process of collection on the collateral is longer or more costly than anticipated when the investment is acquired.

     In originating and acquiring its loans, the Company will compete with institutions purchasing similar assets, many of which have established operating histories and procedures, may have access to greater capital and other resources, and may have other advantages over the Company in conducting certain businesses and providing certain services. The Company may not be able to acquire sufficient loans and investments at spreads above its cost of funds to achieve its yield and net income objectives.

     The Company services all of its loans, so it will not incur the cost of third part loan servicing firms.

     The Company generally originates residential mortgage loans to high credit borrowers and to credit impaired borrowers under guidelines that are primarily intended to evaluate the value and adequacy of the mortgaged property as collateral, the borrower's credit standing and repayment ability which will depend, among other things, on loan-to-value ratio, debt-to-income ratio, credit history, stability of employment, and time in residence at the applicant's current address. The Company may also originate commercial mortgage loans, but our primary focus is on residential loans. Generally, the Company reviews and verifies the loan applicant's sources of income other than under stated income programs, calculates the amount of income from all of the sources indicated on the loan application, reviews the credit history of the applicant and calculates the debt-to-income ratio to determine the applicant's ability to repay the loan, and reviews an appraisal of the mortgaged property. The guidelines may be less stringent than the standards generally acceptable to Freddie Mac and Fannie Mae with regard to the borrower's credit standing and repayment ability. Borrowers may have payment histories and debt ratios that would not satisfy Freddie Mac and Fannie Mae underwriting guidelines and may have a record of major derogatory credit items such as outstanding judgments or prior bankruptcies. The guidelines will generally require verification of employment and income, title insurance on all mortgage loans secured by liens on real property, and fire and extended coverage casualty insurance be maintained on the secured property in an amount at least equal to the principal balance of the related single-family loan or the replacement cost of the property, whichever is less. The Company generally grades all mortgage loans using a credit-grading matrix to determine a credit grading with "A" as the highest and "D" as the lowest category.

     "A" category loans will generally permit the highest loan-to-value ratio, the lowest back end debt ratio, the most restrictive mortgage and trade line credit delinquencies and will generally have the lowest interest rates. "D" category loans will generally permit the lowest loan-to-value ratio, the highest back end debt ratio, the least restrictive mortgage and trade line credit delinquency history and generally have the highest interest rates. Categories in between these levels will have appropriate variations in the factors described above. The Company originates mortgage loans in all credit categories, but primarily originates "A" and "B" category loans with typically less than 10% of loans being "C" category loans and less than 5% of loans being "D" category loans. The Company does not intend to acquire subprime residential or commercial loans with a loan-to-value ratio at or in excess of 100%.

     Any residential or commercial loan may generally be prepaid in full or in part at any time, but all loans provide for the payment by the borrower of a prepayment charge in limited circumstances on certain full or partial prepayments made generally anywhere from one to five years from the date of execution of the related note.

     At December 31, 2000, the Company held five trust deed notes secured by residential property with a total principal value of $580,400. The trust deed notes carry an annual interest rate of between 10% and 12%. None of the notes is in default in under its payment terms.

     The Company has relied on the services of three part time employees including the services of the Company's President.

Item 2.  Description of Property.

     The Company currently uses office space of approximately 250 square feet free of charge provided by Joseph F. Ollivier, an officer and director, at 3191 North Canyon Road, Provo, Utah
84604.

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

                             PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

     The Company's common stock is listed on the Over the Counter
Bulletin Board ("OTCBB"), under the symbol "DTGN".  As of
December 31, 2001, the Company had 172 shareholders holding
675,000 shares of common stock.

Calendar Quarter Ended            High Bid ($)         Low Bid ($)

September 30, 1999                 2.125                1.500
December 31, 1999                  4.000                2.500

March 31, 2000                     3.375                1.750
June 30, 2000                      3.375                2.000
September 30, 2000                 2.000                1.125
December 31, 2000                  1.625                0.750

     The following quotations, as provided by the OTC Bulletin Board, Nasdaq Trading & Market Services, represent prices between dealers and do not include retail markup, markdown or commission. In addition, these quotations do not represent actual transactions. There was no market for the Company's common stock prior to the third quarter of 1999.

     Since its inception, no dividends have been paid on the common stock. The Company intends to retain any earnings for use in its business activities, so it is not expected that any dividends on the common stock will be declared and paid in the foreseeable future.

Item 6.  Management's Discussion and Analysis or Plan of
Operation.

     In January 2000, the Company acquired computer software programs and websites (including domain names) which are used for offering and performing computer diagnostic and improvement functions. The consideration for the acquisition consisted of 200,000 shares of the Company's restricted common stock valued at $2.00 per share, or a total of $400,000. After pursuing the development of this business through October 2000, the Company discontinued further development, marketing, and operation of the computer business acquired based on a determination that it is unlikely the computer business will meet the Company's expectations or goals for business growth and development. Consequently, in November 2000, the Company reconveyed the computer technology in exchange for the 200,000 shares of common stock originally issued. The Company recognized a loss on this discontinued operation of $417,454 during the year ended December 31, 2000, and $59,050 for the period from inception in February 1999 to December 31, 1999. The Company does not expect any loss will arise from this discontinued operation in 2001.

     At the present time, the Company intends to continue its business of investing in trust deed notes secured by real property. During the year ended December 31, 2000, this business generated $90,516 of interest income as compared to $84,195 for the period from inception in February 1999 to December 31, 1999. The Company recognized net income from continuing operations of $59,516 for the year ended December 31, 2000, and $55,195 for the period from inception in February 1999 to December 31, 1999.

     After taking into account the loss from discontinued operations, the Company recognized a net loss of $357,938, or $0.57 per share, for the year ended December 31, 2000, and $3,855, or $0.01 per share, for the period from inception in February 1999 to December 31, 1999.

     At December 31, 2000, the Company had working capital of approximately $678,307 consisting substantially of notes receivable and cash and cash equivalents, as compared to working capital of $984,449 at December 31, 1999. The reduction in working capital is attributable to the losses resulting from the Company's discontinued operations. Management believes that the Company has sufficient cash and short-term investments to meet the anticipated needs of the Company's operations through at least the next 12 months.

Item 7.  Financial Statements.

     The financial statements of the Company appear at the end of this report beginning with the Index to Financial Statements on page F-1.

Item 8.  Changes In and Disagreements with Accountants on
Accounting and Financial Disclosure.

     None.

                            PART III

Item 9.  Directors, Executive Officers, Promoters and Control
Persons; Compliance With Section 16(a) of the Exchange Act

Directors and Officers

     The following table sets forth the names, ages, and positions with the Company for each of the directors and officers of the Company.

Name                  Age  Positions (1)                  Since

Joseph F. Ollivier    59   President, Chief Executive     1999
                           Officer and Director

J. Tracy Livingston   38   Secretary, Treasurer and       2000
                           Director

Josh James            27   Director                       2000

     All executive officers are elected by the Board and hold office until the next Annual Meeting of stockholders or until their successors are duly elected and qualified. The following is information on the business experience of each director and officer.

     Joseph F. Ollivier. Since 1995, Mr. Ollivier has been a managing member of First Capital Funding, LLC, a private mortgage company, where he supervises loan activity. Mr. Ollivier is also an officer and director of Mountain Oil, Inc., a public company engaged in the business of oil and gas exploration and development.

     J. Tracy Livingston. Mr. Livingston served as Senior Vice President of JTech Medical from March, 1994 to January, 1999, where he was responsible for supervising various aspects of product development for medical products and equipment. Since January 2000, he has pursued managing his own investment portfolio. Mr. Livingston holds a degree in Mechanical Engineering from the University of Tennessee.

     Josh James. Mr. James is co-founder and currently CEO of MyComputer.com, Inc./Superstats.com., Inc. From October 1996 to April 1999, Mr. James held the position of President for JP Interative, LC, a web page development company. Mr. James is also co-founder and was CEO from September 97 to April 99 of ScriptSearch, LLC, a company that established the large CGI scripts on the Web. From 1995 to 1997, Mr. James was President and Vice-President of Brigham Young University's Association of Collegiate Entrepreneurs, a club that teaches students the intricacies of starting and growing a business.

Section 16(a) Beneficial Ownership ReportingCompliance

     Section 16(a) of the Securities Exchange Act of 1934 requires officers and Directors of the Company and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes in their ownership with the Securities and Exchange Commission, and forward copies of such filings to the Company. Based on the copies of filings received by the Company, during the most recent fiscal year, the directors, officers, and beneficial owners of more than ten percent of the equity securities of the Company registered pursuant to Section 12 of the Exchange Act, have filed on a timely basis, all required Forms 3, 4, and 5 and any amendments thereto, except the following:

     (1) Joseph F. Ollivier failed to file a Form 4 pertaining to the purchase of a total of 10,500 shares of common stock of the Company in five purchase transactions in the open market during December 2000 and the purchase of an additional 50,000 shares through exercise of a warrant in December 2000. These transactions were subsequently reported in a Form 5 that was filed late.

     (2) F. Tracy Livingston failed to file a Form 4 pertaining to the acquisition of a total of 21,586 shares of common stock of the Company, of which 1,000 shares were purchased in the open market during March 2000, and 20,586 shares were acquired in two private transactions during May and October 2000. These transactions and the grant to him in November 2000 of an option to acquire 20,000 shares were subsequently reported in a Form 5 that was filed late.

     (3) Josh James failed to file on a timely basis a Form 5 reporting his purchase during the year of 500 shares of common stock in the open market.

Item 10.  Executive Compensation

     The Company has no agreement or understanding, express or implied, with any officer, director, or principal stockholder, or their affiliates or associates, regarding employment with the Company or compensation for services. No cash compensation was paid to the present executive officers during the year ended December 31, 2000. There is no policy that prevents management from adopting a plan or agreement in the future that would provide for cash or stock based compensation for services rendered to the Company.

     On November 2, 2000, the Company granted to J. Tracy Livingston options to purchase 20,000 shares of common stock each at an exercise price of $1.50, which was the fair value for the common stock on that date. The options are vested and expire October 1, 2004 . The options were issued to compensate him for services rendered to the Company during 2000, for which he received no other compensation.

     In January 2000, the Company granted to each of the directors a non-qualified option to purchase 25,000 shares of the Company's common stock on or before December 31, 2002, at an exercise price of $2.25 per share, which was the fair market value of the Company's common stock based on the trading price for the Company's securities on the date of grant.

     Joseph Ollivier, a founder of the Company, was issued a warrant in February 1999, to purchase 50,000 shares of the Company's common stock at an exercise price of $1.00 per share for his consulting services in connection with the formation of the Company and services rendered in connection with implementing its business. Mr Ollivier exercised the warrant on December 31, 2000. As a result of issuing the warrant, the Company recognized an expense in 1999 of $20,500, for issuance of the below market warrant to an affiliate.

     The following table sets forth certain information relating to options granted to our executive officers during the year ended December 31, 2000. No options were granted to any employee other than our executive officers.

Name                  Number of Securities      % of Total     Exercise   Expiration
                       Underlying Options     Options Granted    Price      Date
                            Granted             to Employees     $/sh
Joseph F. Ollivier           25,000                35.7%         $2.25    12-31-2002
 President

J. Tracy Livingston          25,000                35.7%         $2.25    12-31-2002
 Secretary and Treasurer     20,000                28.6%         $1.50    10-01-2004

     The following table sets forth certain information with respect to unexercised options held by our executive officers as of December 31, 2000.

                                                    Number of Securities      Value of Unexercised
                                                   Underlying Unexercised          In-the-Money
                         Shares                       Options/SARs at             Options/SARs at
                      Acquired on      Value         December 31, 2000           December 31, 2000
Name                  Exercise (#)  Realized ($)  Exercisable/Unexercisable  Exercisable/Unexercisable (2)
Joseph Ollivier          50,000      7,813 (1)         25,000/ 0                       0/ 0
 President

J. Tracy Livingston        -0-         -0-             45,000/ 0                       0/ 0
 Sec./Treas.

(1) Mr. Ollivier exercised a warrant to purchase 50,000 shares at $1.00 per share on Sunday, December 31, 2000. This value is determined on the basis of the difference between the average of the high bid and asked prices on December 29, 2000, of the shares underlying the warrant and the exercise price.

(2) This value is determined on the basis of the difference between the average of the high bid and asked prices on December
29, 2000, of the securities underlying the options and the exercise price.

ITEM  11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL  OWNERS  AND
MANAGEMENT

     The following table sets forth as of December 31, 2000, the number and percentage of the 675,000 outstanding shares of common stock which, according to the information supplied to the Company, were beneficially owned by (i) each person who is currently a director of the Company, (ii) each executive officer,
(iii) all current directors and executive officers of the Company as a group and (iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding common stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

                                 Common                 Percent OF
                                 Shares    Options(1)    Class(2)
Name and Address

Joseph Ollivier (3)              105,500    25,000         18.6
3191 N. Canyon Road
Provo,  UT  84604

Tracy Livingston (3)             10,000     45,000         7.6
288 South 500 East
Heber City,  UT  84032

Josh James (3)                    1,000     25,000         3.7
4264 N. Mile High Dr.
Provo,  UT  84604

All Executive officers and       116,500    145,000        31.9
Directors as a Group (3 persons)

(1) These figures represent options that are vested or will vest within 60 days from the date as of which information is presented in the table.

(2) These figures represent the percentage of ownership of the named individuals assuming each of them alone has exercised his or her options, and percentage ownership of all officers and directors of a group assuming all such purchase rights held by such individuals are exercised.

(3) These persons are all of the officers and directors of the Company.

Item 12.  Certain Relationships and Related Transactions

     The Company uses office space provided by Joseph F.
Ollivier, an officer and director of the Company, free of charge.

Item 13.  Exhibits and Reports on Form 8-K

Reports on Form 8-K

     No reports on Form 8-K were filed by the Company during the last calendar quarter of 2000.

Exhibits

     Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.

Exhibit     SEC Ref.     Title of Document                Location*
No.         No.
1           (3)(i)       Articles of Incorporation        Form 10-SB
2           (3)(ii)      Bylaws                           Form 10-SB
4           (10)         Long Term Stock Incentive Plan   Fm 10-KSB 99

* Exhibit No.'s 1 and 2 are incorporated herein by this reference to the Company's Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on May 11, 1999. Exhibit 3 is incorporated herein by this reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999, filed with the Securities and Exchange Commission on March 17, 2000.

                           SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        DATIGEN.COM, INC.


Date:  March 29, 2001                   By: /s/ Joseph Ollivier, President

Date:  March 29, 2001                   By: /s/ Tracy Livingston,
                                             Secretary & Treasurer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  March 29, 2001                    /s/ Joseph Ollivier, Director

Date:  March 29, 2001                    /s/ Tracy Livingston, Director

Date:  March 29, 2001                    /s/ Josh James, Director

                                                DATIGEN.COM, INC.
                                    (A Development Stage Company)

                                    Index to Financial Statements




                                                            Page

Independent Auditors' Report                                F-2


Balance Sheet                                               F-3


Statement of Operations                                     F-4


Statement of Stockholders' Equity                           F-5


Statement of Cash Flows                                     F-6


Notes to Financial Statements                               F-7

                                     INDEPENDENT AUDITORS' REPORT



To the Board of Directors
and Stockholders of
Datigen.com, Inc.


We have audited the accompanying balance sheet of Datigen.com, Inc. (a development stage company), as of December 31, 2000 and the related statements of operations, stockholders' equity and cash flows for the year ended December 31, 2000 and the period from February 10, 1999 (date of inception) to December 31, 1999 and cumulative amounts since inception. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Datigen.com, Inc., as of December 31, 2000 and the results of its operations and its cash flows for the year ended December 31, 2000 and the period from February 10, 1999 (date of inception) to December 31, 1999 and cumulative amounts since inception in conformity with generally accepted accounting principles.

                         TANNER + CO.


Salt Lake City, Utah
March 22, 2001

                                                DATIGEN.COM, INC.
                                    (A Development Stage Company)

                                                    Balance Sheet

                                                December 31, 2000


       Assets

Current assets:
  Cash                                                $    72,907
  Marketable securities                                    25,000
  Related party notes receivable                          580,400

          Total assets                                $   678,307


       Liabilities and Stockholders' Equity


Current liabilities                                   $         -

Stockholders' equity:
  Common stock, no par value, 50,000,000 shares
  authorized; 675,000 shares issued and outstanding     1,065,100
  Accumulated other comprehensive loss                    (25,000)
  Deficit accumulated during the development stage       (361,793)

          Total stockholders' equity                      678,307

          Total liabilities and stockholders' equity  $   678,307



         See accompanying notes to financial statements.

                                                DATIGEN.COM, INC.
                                    (A Development Stage Company)

                                          Statement of Operations

       February 10, 1999 (Date of Inception) to December 31, 2000

                                                               Period From
                                                               February 10,
                                                               1999 (Date of   Cumulative
                                                 Year Ended    Inception) to    Amounts
                                                 December 31,  December 31,      Since
                                                    2000          1999         Inception
Revenue - interest from related party
  notes receivable                               $    90,516   $    84,195     $ 174,711

Income tax expense - deferred                        (31,000)      (29,000)      (60,000)

       Net income before
       discontinued operations                        59,516        55,195       114,711

Loss from operations of discontinued
  segment, net of tax                               (417,454)      (59,050)     (476,504)

       Net loss                                   $ (357,938)   $   (3,855)    $(361,793)

Net (loss) income per share - basic and diluted:
  Continuing operations                                  .10           .10
  Discontinued operations                               (.67)         (.11)

Net (loss) income per share                       $     (.57)   $     (.01)

Weighted average shares - basic and diluted          625,000       563,000


         See accompanying notes to financial statements.

                                                DATIGEN.COM, INC.
                                    (A Development Stage Company)

                                Statement of Stockholders' Equity

       February 10, 1999 (Date of Inception) to December 31, 2000

                                                                            Deficit
                                                            Accumulated   Accumulated
                                                              Other       During the
                                        Common Stock       Comprehensive  Development
                                     Shares      Amount        Loss        Stage       Total
Balance at February 10, 1999               -  $         -   $       -   $       -   $        -

Issuance of common stock for
cash, net of $5,400 offering costs   625,000      994,600           -           -      994,600

Issuance of common stock                   -       20,500           -           -       20,500
warrants

Net loss                                   -            -           -      (3,855)      (3,855)

Balance at December 31, 1999         625,000    1,015,100           -      (3,855)   1,011,245

Exercise of stock warrants            50,000       50,000           -           -       50,000

Issuance of common stock for
technology                           200,000      450,000           -           -      450,000

Stock retired in exchange for
technology                          (200,000)    (450,000)          -           -     (450,000)

Net loss                                   -            -           -    (357,938)    (357,938)

Unrealized holding loss on
marketable securities                      -            -     (25,000)          -      (25,000)

Total comprehensive loss                                                              (382,938)

Balance at December 31, 2000         675,000  $ 1,065,100   $ (25,000)  $(361,793)   $ 678,307

         See accompanying notes to financial statements.

                                                DATIGEN.COM, INC.
                                    (A Development Stage Company)

                                          Statement of Cash Flows

       February 10, 1999 (Date of Inception) to December 31, 2000


                                                               Period From
                                                               February 10,
                                                               1999 (Date of   Cumulative
                                                 Year Ended    Inception) to    Amounts
                                                 December 31,  December 31,      Since
                                                    2000          1999         Inception
Cash flows from operating activities:
Net income from continuing operations            $  59,516     $  55,195       $ 114,711

    Net cash provided by
    continuing operations                           59,516        55,195         114,711

    Net cash used in
    discontinued operations                       (391,216)      (64,788)       (456,004)

    Net cash (used in) provided by
    operating activities                          (331,700)       (9,593)       (341,293)

Cash flows from investing activities:
 Decrease (increase) in notes receivable           382,428      (962,828)       (580,400)
 Increase in marketable securities                 (50,000)            -         (50,000)

    Net cash provided by (used in)
    investing activities from continuing
    operations                                     332,428      (962,828)       (630,400)

Cash flows from financing activities -
 issuance of common stock                           50,000       994,600       1,044,600

    Net increase in cash                            50,728        22,179          72,907

Cash, beginning of period                           22,179             -               -

Cash, end of period                              $  72,907     $  22,179       $  72,907

         See accompanying notes to financial statements.

                                                DATIGEN.COM, INC.
                                    (A Development Stage Company)
                                    Notes to Financial Statements
                                       December 31, 2000 and 1999


1. Organization           Organization
   and Summary            Datigen.com, Inc., formerly AtomicGiant.com, Inc.
   of significant         (the Company) was incorporated in the State of
   Accounting Summary     Utah on February 10, 1999 for the purpose of, but
   Policies               not limited to, developing and marketing various
                          Internet and Internet-related products and services.

                          On November 1, 2000, the Company adopted a plan which resulted in the Company exchanging its technology for 200,000 shares of the purchaser's common stock. The Company also liquidated its other assets and liabilities related to the technology operations and discontinued this line of business (see note 2). The Company is currently researching other potential business opportunities, but has not made any determination regarding future plans of operations.

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

                                               DATIGEN.COM, INC.
                                   (A Development Stage Company)
                                   Notes to Financial Statements
                                                       Continued

1. Organization           Marketable Securities
   and Summary            The Company classifies its marketable debt and
   of Significant         equity securities as "held to maturity" if it has
   Accounting             the positive intent and ability to hold the
   Policies               securities to maturity.  All other marketable
   Continued              debt and equity securities are classified as
                          "available for sale." Securities classified as "available for sale" are carried in the financial statements at fair value. Realized gains and losses, determined using the specific identification method, are included in earnings;
                          unrealized holding gains and losses are reported as a separate component of stockholders' equity.
                          Securities classified as held to maturity are carried at amortized cost.

                          For both categories of securities, declines in fair value below amortized cost that are other than temporary are included in earnings.

                          Property and Equipment
                          Property and equipment is recorded at cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives.

                          Income Taxes
                          Deferred income taxes are provided in amounts sufficient to give effect to temporary differences between financial and tax reporting.

                          Loss Per Share
                          The computation of basic loss per common share is based on the weighted average number of shares outstanding during each period.

                          The computation of diluted loss per common share is based on the weighted average number of shares outstanding during the year plus the common stock equivalents which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the year. Options and warrants to purchase 120,000 and 50,000 shares of common stock at prices ranging from $1.00 to $2.25 per share were outstanding at December 31, 2000 and 1999, respectively, but were not included in the diluted loss per share calculation because the effect would have been antidilutive.

                                               DATIGEN.COM, INC.
                                   (A Development Stage Company)
                                   Notes to Financial Statements
                                                       Continued

1. Organization           Use of Estimates in Financial Statements
   and Summary            The preparation of financial statements in
   of Significant         conformity with generally accepted accounting
   Accounting             principles requires management to make estimates
   Policies               and assumptions that affect the reported amounts
   Continued              of assets and liabilities and disclosure of
                          contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.


2. Discontiued            Financial information related to the discontinued
   Operations             operations for the year ended December 31, 2000
                          and the period from February 10, 1999 (date of inception) to December 31, 1999 are as follows:


                                                    Period From
                                                    February 10,
                                                   1999 (Date of   Cumulative
                                       Year Ended  Inception) to    Amounts
                                      December 31,   December 31,     Since
                                          2000          1999        Inception

Sales                                 $   49,724    $       -    $    49,724

Costs and expenses                      (498,178)     (88,050)      (586,228)

Loss from discontinued operations
  before income taxes                   (448,454)     (88,050)      (536,504)

Income tax benefit                        31,000       29,000         60,000

Net loss from discontinued operations $ (417,454)   $ (59,050)   $  (476,504)


3. Marketable            Marketable securities, have the following cost
   Securities            and market values as of December 31, 2000:

                                                         Gross
                                                      Unrealized
                                  Cost    Fair Value      Loss

Available for sale securities:

 Equity securities              $  50,000  $ 25,000  $   (25,000)

                                               DATIGEN.COM, INC.
                                   (A Development Stage Company)
                                   Notes to Financial Statements
                                                       Continued

4. Related Party       Notes receivable consists of notes receivable
   Notes               from a finance company owned by an officer of the
   Receivable          Company.  The notes are secured by real property
                       and bear interest at 12%. Interest is due monthly and the notes are due in February, March, April and August 2000. All interest due under the terms of the notes were paid prior to December
                       31, 2000.


5. Income Taxes       The benefit (provision) for income taxes consists
                      of the following:


                                                        Cumulative
                                  2000          1999     Amounts

Deferred tax expense from
 continuing operations        $ (31,000)   $  (29,000) $  (60,000)

Discontinued operations          31,000        29,000      60,000

                              $       -    $        -  $        -

                     The benefit for income taxes is different from amounts which would be provided by applying the statutory federal income tax rate to loss before benefit for income taxes for the following reasons:
                                                         Cumulative
                                  2000          1999       Amounts

Continuing operations
Federal income tax benefit
 at statutory rate             $  (31,000)  $  (29,000)  $  (60,000)

Discontinued operations
Federal income tax benefit at
statutory rates                   165,000       30,000      195,000

Change in valuation allowance    (134,000)      (1,000)    (135,000)

Total discontinued operations      31,000       29,000       60,000

Total benefit (provision)     $         -   $        -   $        -

                                               DATIGEN.COM, INC.
                                   (A Development Stage Company)
                                   Notes to Financial Statements
                                                       Continued

5. Income Taxes    Deferred tax assets (liabilities) consist of the
   Continued       following:

                                              2000

        Net operating loss carryforwards   $ 135,000
        Valuation allowance                 (135,000)
                                           $       -

                   At December 31, 2000, the Company has a net operating loss carryforward available to offset future taxable income of approximately $362,000, which will begin to expire in 2019. The utilization of the net operating loss carryforward is dependent upon the tax laws in effect at the time the net operating loss carryforwards can be utilized. The Tax Reform Act of 1986 significantly limits the annual amount that can be utilized for certain of these carryforward as a result of the change in ownership.


6. Supplemtal      There were no amounts paid for interest or income
   Cash Flow       taxes for the period.
   Disclosure
                   During the year ended December 31, 2000, the Company acquired technology of $450,000 in exchange for 200,000 shares of common stock. The
                   Company reversed this transaction by surrendering the technology in exchange for a retirement of the 200,000 shares.

                   During the year ended December 31, 2000 the Company recorded an unrealized holding loss of $25,000 on its marketable securities.


7. Stock Option    During 1999, a founder of the Company was issued
   Plan and        warrants to purchase 50,000 shares of common
   Common          stock at an exercise price of $1 per share for
   Stock           consulting services in connection with the
   Warrants        formation of the Company.  These warrants were
                   exercised during 2000.

                                               DATIGEN.COM, INC.
                                   (A Development Stage Company)
                                   Notes to Financial Statements
                                                       Continued

7.  Stock Option   The Company has a Stock Option Plan (the Option
    Plan and       Plan) which provides for the grant of incentive
    Common         stock options and non-qualified stock options to
    Stock          employees, directors and consultants.  Incentive
    Warrants       stock options may be granted only to employees.
    Continued      The Option Plan is administered by an Executive
                   Compensation Committee of the Board of Directors, which determines the terms of options granted including the exercise price, the number of shares subject to the option, and the exercisability of the option.

                   A schedule of the options and warrants is as follows:

                                                       Exercise Price
                                       Number of           Per
                                  Options   Warrants      Share

Outstanding at January 1, 1999          -          -    $          -
  Granted                               -     50,000            1.00

Outstanding at December 31, 1999        -     50,000    $       1.00
  Granted                         120,000          -     1.50 - 2.25
  Exercised                             -    (50,000)           1.00

Outstanding at December 31, 2000  120,000          -    $1.50 - 2.25


8. Stock-Based    The Company adopted the disclosure only
   Compensation   provisions of Statement of Financial Accounting
                  Standards (SFAS) No. 123, "Accounting for
                  Stock-Based Compensation." Accordingly, no compensation expense has been recognized for stock options granted to employees. Had compensation expense for the Company's stock options been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company's results of operations would have been reduced to the pro forma amounts indicated below:



                                      2000                1999

          Net loss - as reported       $  (357,938)  $    (3,855)
          Net loss - pro forma         $  (450,868)  $    (3,855)
          Loss per share - as reported $      (.57)  $      (.01)
          Loss per share - pro forma   $      (.72)  $      (.01)

                                               DATIGEN.COM, INC.
                                   (A Development Stage Company)
                                   Notes to Financial Statements
                                                       Continued

8. Stock-Based    The fair value of each option grant is estimated
   Compensation   at the date of grant using the Black-Scholes
   Continued      option pricing model with the following
                  assumptions:

    Expected dividend yield            $        -
    Expected stock price volatility            93%
    Risk-free interest rate                   6.0%
    Expected life of options          1 - 2 years






                 The weighted average fair value of options granted during the year ended December 31, 2000 was $.77.

                 The following table summarizes information about stock options and warrants outstanding at December 31, 2000:


                          Weighted
  Range                    Average     Weighted                Weighted
   Of                     Remaining    Average                  Average
Exercise      Number     Contractual   Exercise    Number      Exercise
 Prices    Outstanding   Life (Years)   Price    Exercisable     Price

$1.50 -      120,000        2.29      $  2.13      120,000     $  2.13
 2.25


9. Fair Value of  The Company's financial instruments consist of
   Financial      cash, receivables, payables, and notes payable.
   Instruments    The carrying amount of cash, receivables and
                  payables approximates fair value because of the short-term nature of these items. The aggregate carrying amount of the notes payable approximates fair value as the individual borrowing bear interest at market interest rates.


9. Commitments    The Company may become or is subject to
   and            investigations, claims or lawsuits ensuing out of
   Contingencies  the conduct of its business, including those related to environmental safety and health, product liability, commercial transactions etc.
                  The Company is currently not aware of any such items which it believes could have a material adverse affect on its financial position.