Form 10QSB
period 2001-03-31
DATIGEN COM INC
filed 2001-05-15
CIK 1086082

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                           FORM 10-QSB

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended March 31, 2001

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PRECEDING FIVE YEARS:

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 11, 2001: 675,000 shares of common stock.

Transitional Small Business Format:  Yes [   ]  No [ X ]

Documents incorporated by reference:  None

                           FORM 10-QSB
                        DATIGEN.COM, INC.

                              INDEX
                                                       Page
PART I.     Financial Information                         3

            Balance Sheets for the Period Ending          3
            March 31, 2001 (unaudited)

            Statement of Operations for the Three         4
            Months Ended March 31, 2001 and 2000,
            and from February 10, 1999 (Date of
            Inception) to March 31, 2001 (unaudited)

            Statement of Cash Flows for the Three         5
            Months Ended March 31, 2001 and 2000,
            and from February 10, 1999 (Date of
            Inception) to March 31, 2001 (unaudited)

            Notes to Financial Statements                 6

            Management's Discussion and Analysis of       7
            Financial Condition

PART II.    Other Information                             8

            Exhibits and Repots on Form 8-K               8

SIGNATURES                                                8

                             PART I.
                      Financial Information

                                                DATIGEN.COM, INC.
                                    (A Development Stage Company)
                                                    Balance Sheet

                                       March 31, 2001 (unaudited)



       Assets

Current assets:
  Cash                                                $   655,778
  Marketable securities                                    23,000

          Total assets                                $   678,778


       Liabilities and Stockholders' Equity


Current liabilities                                   $         -

Stockholders' equity:
  Common stock, no par value, 50,000,000 shares
authorized;                                             1,065,100
    675,000 shares issued and outstanding
  Accumulated other comprehensive loss                    (31,500)
  Deficit accumulated during the development stage       (354,822)

          Total stockholders' equity                      678,778

          Total liabilities and stockholders' equity  $   678,778




         See accompanying notes to financial statements

                                                DATIGEN.COM, INC.
                                    (A Development Stage Company)
                                          Statement of Operations

                                                                       Cumulative
                                       Three Months     Three Months     Amounts
                                       Ended March      Ended March       Since
                                        31, 2001         31, 2000       Inception
Revenue - interest from related party
   notes receivable                     $   15,733      $  19,094      $  190,444

General and administrative expense          (8,762)             -          (8,762)

Income tax expense - deferred                    -         (6,500)        (60,000)

       Net income (loss) before
       discontinued operations               6,971         12,594         121,682

Loss from operations of discontinued
  segment, net of tax                            -        (88,232)       (476,504)

       Net income (loss)               $     6,971     $  (75,638)     $ (354,822)

Net income (loss) per share -
basic and diluted:
  Continuing operations                        .01            .02
  Discontinued operations                        -           (.14)

Net income (loss) per share            $       .01     $     (.12)

Weighted average shares - basic
  and diluted                              675,000        625,000


         See accompanying notes to financial statements

                                                                     DATIGEN.COM, INC.
                                                          (A Development Stage Company)
                                                               Statement of Cash Flows

                                              Three Months  Three Months  Cumulative
                                              Ended March   Ended March   Amounts From
                                                31, 2001      31, 2000    Inception
Cash flows from operating activities:
Net income (loss) from continuing operations   $    6,971    $  12,594   $  121,682

    Net cash provided by
    continuing operations                           6,971       12,594      121,682

    Net cash used in
    discontinued operations                             -      (77,962)    (456,004)

    Net cash provided by (used in)
      operating activities                          6,971      (65,368)    (334,322)

Cash flows from investing activities:
  Decrease (increase) in notes receivable         580,400       45,000            -
  Increase in marketable securities                (4,500)           -      (54,500)
  Purchase of equipment                                 -            -            -

    Net cash provided by (used in)
    investing activities from continuing
    operations                                    575,900       45,000      (54,500)

Cash flows from financing activities -
 issuance of common stock                               -            -    1,044,600

    Net increase (decrease) in cash               582,871      (20,368)     655,778

Cash, beginning of period                          72,907       22,179            -

Cash, end of period                             $ 655,778     $  1,811   $  655,778


         See accompanying notes to financial statements

                                                DATIGEN.COM, INC.
                                    (A Development Stage Company)
                                    Notes to Financial Statements


(1) The unaudited financial statements include the accounts of Datigen.com and include all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary to present fairly the financial position as of March 31, 2001 and the results of operations and changes in financial position for the three month periods ended March 31, 2001 and 2000, and cumulative amounts since inception. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the entire year.

(2) Loss per common share is based on the weighted average number of shares outstanding during the period.

(3) During the three months ended March 31, 2001, the Company increased its investment in marketable securities and an unrecognized holding loss of $6,500.

     During the three months ended March 31, 2000, the Company issued 200,000 shares of common stock in exchange for technology of $450,000.

     The Company has not paid any cash for interest or income taxes since inception.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND PLAN OF OPERATION

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

Results of Operations

     Three Months periods Ended March 31, 2001 and 2000

     In January 2000, the Company acquired computer software programs and websites (including domain names) which are used for offering and performing computer diagnostic and improvement functions. The consideration for the acquisition consisted of 200,000 shares of the Company's restricted common stock valued at $2.00 per share, or a total of $400,000. After pursuing the development of this business through October 2000, the Company discontinued further development, marketing, and operation of the computer business acquired based on a determination that it is unlikely the computer business will meet the Company's expectations or goals for business growth and development. Consequently, in November 2000, the Company reconveyed the computer technology in exchange for the 200,000 shares of common stock originally issued. The Company recognized a loss on this discontinued operation of $88,232 for the three months ended March 31, 2000. The Company did not experience any similar losses from this discontinued operation for the same period in 2001.

     At the present time, the Company intends to continue its business of investing in trust deed notes secured by real property. During the three months ended March 31, 2001, this business generated $15,733 of interest income as compared to $19,094 for the same period in 2000. The Company had general and administrative expenses of $8,762 and $0 for the three months ended March 31, 2001 and 2000, respectively. These expenses consisted of general corporate administration, legal and professional expenses, and accounting and auditing costs.

     As a result of the foregoing factors, the Company recognized net income from continuing operations of $6,971 for the three months ended March 31, 2001, as compared to net losses of $75,638 for the same period in 2000.

Liquidity and Capital Resources

     At March 31, 2001, the Company had working capital of $678,778, which consisted substantially of cash and cash equivalents. Management believes that the Company has sufficient cash and short-term investments to meet the anticipated needs of the Company's operations through at least the next 12 months.

                   PART II.  OTHER INFORMATION

Exhibits and Reports on Form 8-K.

Reports on Form 8-K

     None

Exhibits

     None

                           SIGNATURES

     In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               DATIGEN.COM, INC.

Date:  May 11, 2001            By: /s/Joseph Ollivier, President