Form 10QSB
period 2001-06-30
DATIGEN COM INC
filed 2001-07-23
CIK 1086082

U.S. SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549
                         FORM 10-QSB

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2001

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from     to

                 Commission File No. 0-26027

                      DATIGEN.COM, INC.
  (Exact name of small business issuer as specified in its
                          charter)

                            Utah
          (State or other jurisdiction of incorporation
                      or organization)

                         87-0626333
              (IRS Employer Identification No.)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of June 30, 2001:
675,000 shares of common stock.

Transitional Small Business Format:  Yes [   ]  No [ X ]



         Documents incorporated by reference:  None

                         FORM 10-QSB
                      DATIGEN.COM, INC.

                            INDEX

Page

PART I.     Financial Information                       3

            Balance Sheets for the Period Ending
            June 30, 2001 (unaudited)                   3

            Statement of Operations for the Three
            Months Ended June 30, 2001 and 2000,
            and for the Six Months Ended June 30, 2001
            and 2000. (unaudited)                       4

            Statement of Cash Flows for the Six Months
            Ended June 30, 2001 and 2000. (unaudited)   5

            Notes to Financial Statements               6

            Management's Discussion and Analysis of
            Financial Condition                         7

PART II.    Other Information                           8

            Exhibits and Repots on Form 8-K             8

SIGNATURES                                              8

                           PART I.
                    Financial Information

                      DATIGEN.COM, INC.
                (A Development Stage Company)


                        Balance Sheet
                       March 31, 2001
                         (unaudited)



Assets
  Current assets:
     Cash                                              $  661,558
     Marketable securities                                  3,550

       Total assets                                    $  665,108


Liabilities and Stockholders' Equity
  Current liabilities                                  $        -

Stockholders' equity:
  Common stock, no par value, 50,000,000 shares
  authorized; 675,000 shares issued and outstanding     1,065,100

  Accumulated other comprehensive loss                    (46,450)

  Deficit accumulated during the development stage       (353,542)

       Total stockholders' equity                         665,108

Total liabilities and stockholders' equity             $  665,108


         See accompanying notes to financial statements

                      DATIGEN.COM, INC.
                (A Development Stage Company)
                   Statement of Operations
                         (unaudited)

                                                                                      Cumulative
                                     Three Months Ended        Six Months Ended         Amounts
                                          June 30,                  June 30,              Since
                                      2001        2000         2001         2000       Inception

Revenue - interest from related
 party notes receivable            $      -    $  26,594    $  15,733    $  45,688    $ 190,444

Revenue - interest on cash            4,414            -        4,414            -        4,414

General and administrative expense   (6,533)           -      (15,295)           -    $ (15,295)

Income tax expense - deferred             -       (9,050)           -      (15,550)     (60,000)

Gain on sale of marketable
 securities                           3,399            -        3,399            -        3,399

  Net income (loss) before
     discontinued operations          1,280       17,544    $   8,251       30,138      122,962

Loss from operations of
 discontinued segment,
 net of tax                               -     (130,460)           -     (218,692)    (476,504)

     Net income (loss)             $  1,280    $(112,030)    $  8,251    $(188,554)   $(353,542)

Net income (loss) per share
- basic and diluted:
Continued operations                   0.01         0.02         0.01         0.04
Discontinued operations                   -        (0.16)           -        (0.27)

Net income (loss) per share       $    0.01    $   (0.14)   $    0.01    $   (0.23)

Weighted average - basic
 and diluted                        675,000      825,000      675,000      822,000


         See accompanying notes to financial statements

                      DATIGEN.COM, INC.
                (A Development Stage Company)
                   Statement of Cash Flows
                         (unaudited)

                                                              Cumulative
                                        Six Months Ended        Amounts
                                             June 30,             From
                                        2001        2000       Inception
Cash flows from operating activities:
Net income (loss) from continuing
  operations                         $   8,251    $ 30,138    $  122,962

     Gain on sale of marketable
       securities                       (3,399)                   (3,399)

     Net cash provided by
      continuing operations              4,852      30,138       119,563

     Net cash used in
     discontinued operations                 -    (190,544)     (456,004)

     Net cash provided by (used in)
       operating activities              4,852    (160,406)     (336,441)

Cash flows from investing
activities:
 Decrease (increase) in notes
   receivable                          580,400     200,000             -
 Purchase of marketable securities      (4,500)    (50,000)      (54,500)
   Proceeds from sale of marketable
    securities                           7,899           -         7,899

     Net cash provided by (used in)
      investing activities from
      continuing operations            583,799     150,000       (46,601)


Cash flows from financing activities -
 issuance of common stock                    -           -     1,044,600

     Net increase (decrease) in cash   588,651     (10,406)      661,558

Cash, beginning of period               72,907      22,179             -

Cash, end of period                  $ 661,558   $  11,773   $   661,558

         See accompanying notes to financial statements

                      DATIGEN.COM, INC.
                (A Development Stage Company)
                Notes to Financial Statements
                         (unaudited)


(1) The unaudited financial statements include the accounts of Datigen.com and include all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary to present fairly the financial position as of June 30, 2001 and the results of operations and changes in financial position for the three month and six month periods ended June 30, 2001 and 2000, and cumulative amounts since inception. The results of operations for the three months and six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the entire year.

(2) Loss per common share is based on the weighted average number of shares outstanding during the period.

(3) During the six months ended June 30, 2001, the Company decreased marketable securities and increased unrecognized holding loss by $21,450.

During the six months ended June 30, 2000, the Company issued 200,000 shares of common stock in exchange for technology of $450,000.

The Company has not paid any cash for interest or income taxes since inception.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND PLAN OF OPERATION

Forward-Looking Statements

     This Form 10-QSB includes, without limitation, certain statements containing the words "believes", "anticipates", "estimates", and words of a similar nature, constitute "forward- looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward looking and provide meaningful, cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact made in this Form 10-QSB are forward-looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. The Company's actual results may differ significantly from management's expectations.

Results of Operations

     Six Months Ended June 30, 2001 and 2000

     In January 2000, the Company acquired computer software programs and websites (including domain names) which are used for offering and performing computer diagnostic and improvement functions. The consideration for the acquisition consisted of 200,000 shares of the Company's restricted common stock valued at $2.00 per share, or a total of $400,000. After pursuing the development of this business through October 2000, the Company discontinued further development, marketing, and operation of the computer business acquired based on a determination that it is unlikely the computer business will meet the Company's expectations or goals for business growth and development. Consequently, in November 2000, the Company reconveyed the computer technology in exchange for the 200,000 shares of common stock originally issued. The Company recognized a loss on this discontinued operation of $218,692 for the six months ended June 30, 2000. The Company did not experience any similar losses from this discontinued operation for the same period in 2001.

     At the present time, the Company intends to continue its business of investing in trust deed notes secured by real property. During the three months ended June 30, 2001, this business generated no interest income from related party notes receivable as compared to $26,594 for the same period in 2000. However interest on cash was $4,414 for the three months ended June 30, 2001, compared to $0 for the three months ended June 30, 2000. Interest on notes receivable and cash for the six months ended June 30, 2001 was $20,147 as compared to $45,688 for the same period in 2000. The Company had general and administrative expenses related to continuing operations of $6,533 and $0 for the three months ended June 30, 2001 and 2000, respectively, and $15,295 and $0 for the six months ended June 30, 2001 and 2000, respectively. These expenses consisted of general corporate administration, legal and professional expenses, and accounting and auditing costs.

     As a result of the foregoing factors, the Company recognized net income of $1,280 for the three months ended June 30, 2001, as compared to net losses of $112,030 for the same period in 2000, and net income of $8,251 for the six months ended June 30, 2001, compared to a net loss of $188,554 for the same period in 2000.

Liquidity and Capital Resources

     At June 30, 2001, the Company had working capital of $665,108, which consisted substantially of cash and cash equivalents. Management believes that the Company has sufficient cash and short-term investments to meet the anticipated needs of the Company's operations through at least the next 12 months.

                 PART II.  OTHER INFORMATION

Exhibits and Reports on Form 8-K.

Reports on Form 8-K     None

Exhibits                None


                         SIGNATURES

    In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              DATIGEN.COM, INC.

Date:  July 20, 2001          By /s/ Joseph Ollivier, President