Form 10KSB
period 2001-12-31
DATIGEN COM INC
filed 2002-03-26
CIK 1086082

SECURITIES AND EXCHANGE COMMISSION
                                   Washington, D.C. 20549

                                        Form 10-KSB

                      Annual Report Pursuant to Section 13 or 15(d) of
                            the Securities Exchange Act of 1934

[ X ] Annual report  pursuant to section 13 or 15(d) of the Securities  Exchange
      Act of 1934 For the fiscal year ended December 31, 2001

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

                           No par value, Common Stock
                           --------------------------
                                (Title of class)

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB. [ X ]

The issuer's revenue for its most recent fiscal year was: $22,244

The aggregate market value of the issuer's voting stock held as of March 1, 2002, by non-affiliates of the issuers was $552,970.

As of March 1, 2002, the issuer had 850,000 shares of its no par value common stock outstanding.

Transitional Small Business Format:   Yes [   ]   No [ X ]

Documents incorporated by reference:  None

                                     PART I
                        Item 1. Description of Business.

General

     Datigen.com, Inc., was formed as a Utah corporation in February 1999 for the purpose of engaging in the development and marketing of various Internet and Internet related products and services, including the development and marketing of web-based software. While in the process of developing that business, Datigen has also engaged in the business of acquiring or investing in trust deed notes secured by real property to generate interest income.

     In January 2000, we acquired from an individual all of the computer software programs and websites used for offering and performing computer diagnostic and improvement functions. The consideration for the acquisition consisted of 200,000 shares of Datigen restricted common stock valued at $2.00 per share, or a total of $400,000. After pursuing the development of this business through October 2000, we discontinued further development, marketing, and operation of the computer business acquired based on a determination that it is unlikely the computer business would meet our expectations or goals for business growth and development. Consequently, in November 2000, we reconveyed the computer technology to the individual from which it was acquired in exchange for the 200,000 shares of common stock originally issued for the acquisition.

     Datigen continued its business of investing in trust deed notes secured by real property in 2001. However, with the decreasing interest rates through the year, we found this business to be less attractive for achieving our goals. Consequently, we sought a new business to pursue during the later part of 2001.

     As a result of its search, on January 2, 2002, Datigen paid $200,000 in cash and issued 175,000 shares of restricted common stock to M. Ballard Gardner of Orem, Utah, in exchange for substantially all the assets Mr. Gardner used in the business of trip hazard removal and concrete cutting. We did not acquire any of Mr. Gardner's receivables or assume any of his pre-existing liabilities. There was no relationship or affiliation between Datigen and Mr. Gardner prior to the transaction. As a result of the transaction, Mr. Ballard now holds 175,000 shares of Datigen common stock, or 20.59 percent of the outstanding shares.

      The assets acquired consist primarily of equipment and supplies used in the trip hazard removal business, ongoing customer accounts, and methods of operation. We intend to pursue the business of trip hazard removal in Utah, and use our Utah operations as a base for expanding operations to other metropolitan areas through company and independent operator-owned businesses. We intend to develop this business under the service name "Precision Concrete Cutting."

Our Service

     Datigen offers trip hazard removal services to public and private entities. The American Diability Act of 1991 ("ADA") requires removal of trip hazards from all public sidewalks and ramps. The ADA applies to all Federal, state, county and municipal facilities. A trip hazard is defined in the Act as any vertical change over one-quarter inch at any joint or crack in sidewalks and ramps. Private property owners also have a need for trip hazard removal to mitigate potential liability for personal injury resulting from obvious trip hazards on their property.

     We offer a concrete cutting and finishing service. The cutting system we use was developed by M. Ballard Gardner, and uses a hand-held saw to cut through the concrete at the point of the hazard to angle off the vertical edge and then applies a grinder to finish the newly cut surface of the concrete. Mr. Gardner developed the cutting system in 1991, and has been successfully using it to service state, county, and municipal facilities, as well as private entities in Utah ever since. We believe the primary selling points of our system are that it:

o     requires less time to remove the hazard,

o     leaves a uniform finish on the concrete surface that has been cut

o     is a long term solution to the problem, and

o is a cost effective solution, particularly for governmental entities that operate on tight budgets.

Other methods of trip hazard removal include using grinders, concrete planers, and scablers to grind down the vertical edge, or removing and replacing the affected area of the sidewalk or ramp. We believe grinding down the vertical edge leaves a rough unfinished surface, and is potentially damaging to the underlying concrete creating a more expensive maintenance problem. Our cutting system allows us to finish the surface and substantially reduces the risk of damage to the concrete because it puts less stress on the concrete slab than grinding. Removing and replacing the affected area is a long-term solution, but it is more costly and time consuming. Consequently, we do not believe that there is any other method of trip hazard removal that offers the full range of benefits offered by our cutting system.

     Our cutting system and the equipment we use is not patented. We believe certain of the equipment used in our cutting system may be patentable, and we are now evaluating whether we can file for patent protection. Since we have no patent protection at the present time, and there is no assurance we will in the future, others could develop or seek to duplicate our equipment and offer the same service we offer. Consequently, we there may not be significant barriers to others developing similar equipment and systems that would compete with us directly.

Marketing Our Service

     Datigen offers its services under the service name "Precision Concrete Cutting" directly by personal service calls on prospective clients. Prospective clients include Federal, state, county, and municipal facilities, including school districts and universities. We also market our services to churches and private businesses. No single client accounted for more than 10 percent of revenues from cutting services in 2001.

     We also bid on trip hazard removal contracts offered from time to time by government entities. In 2001 we were the successful bidder on 14 contracts totaling $475,132. We believe we have been successful in bidding on government contracts in the past because our cutting system is a low cost, long-term solution for government entities.

     Each trip hazard removal project is bid separately on the basis of the number, size, and complexity of the hazards to be removed. The average cost of removing a one-quarter inch trip hazard on a standard sidewalk is approximately $48, and usually requires approximately one-half hour of labor to complete.

     We have filed a trademark application for the name "Precision Concrete Cutting" which is now pending. We have received no indication from the U.S. Patent and Trademark Office or from any other source whether the mark can be registered or there is any conflicting use of the mark by others.

Franchising

     Datigen's objective is to refine its cutting system and method of operation in 2002, with a view to establishing a package of equipment and business methods that can be offered and sold as Precision Concrete Cutting franchises. We believe franchises are popular among persons who desire to own and operate their own business, as evidenced by the substantial number of franchise businesses in the United States, because it provides to them the equipment and a system for starting a business without the time and expense of identifying and developing a business concept. We have not performed any market studies to determine whether or to what extent our business model is marketable as a franchise, so it is management's belief alone that serves as the basis for pursuing franchise development.

     We envision our franchise offering will include:

o the equipment necessary for the trip hazard removal business, except the truck the franchisee will need to transport equipment from job to job,

o marketing information and materials, including a system for estimating and bidding trip hazard removal projects, as well as a piece work accounting system,

o a minimum of two weeks of initial training on how to operate the system, and

o    ongoing support and training.

     We have yet to determine the initial franchise fee, but estimate that it will be between $70,000 and $80,000. We will charge a continuing monthly royalty, which is expected to be between three and five percent of gross sales, excluding taxes. We believe the franchise will be for an initial term of 10 years. We have yet to determine whether franchisees will have specific territorial rights, but we do not intend to allow more than one franchisee per capita population in any metropolitan area. The franchise agreement will provide us with the right to terminate a franchisee for a variety of reasons, including insolvency or bankruptcy, failure to operate according to certain standards, understatement of gross sales, failure to pay fees, or material misrepresentation on an application for a franchise.

     In order to implement our franchise system we expect we will need to have at least one management person initially who will devote substantially all of his time to franchise development, marketing, training, and compliance.

Competition

     In Utah we compete in providing our trip hazard removal services with other independently owned businesses that provide concrete grinding and replacement. We believe there are a significant number of these businesses, particularly in the Salt Lake City and surrounding metropolitan areas, so that the competitive market is fragmented. Some of these businesses may have greater financial, operational, and managerial resources than us. We compete with these other businesses for trip hazard removal business on the basis of cost and service.

     There are a substantial number of established regional, national, and international franchise companies that offer a wide variety of business opportunities to persons seeking to own and operate their own businesses. Virtually all of these companies have well known and successful franchise systems, that make these companies and their franchise opportunities substantially more attractive to many prospective franchisees than ours will be. We intend to compete with these companies on the basis of cost and the profile of the business owner we seek. Our franchise opportunity will entail substantially lower cost of getting started than many franchises, because our trip hazard removal business can be operated from home with a pick-up truck so there is no need to make substantial capital expenditures to establish a business location and operation. We believe our franchise business will be fairly simple to operate, so we will target prospective franchisees that are not interested in businesses that require substantial management experience or capability to operate successfully. We can not predict at this time whether or to what extent we will be successful in locating and signing franchisees for our trip hazard removal business.

Government Regulation

     The business of removing trip hazards is not subject to any meaningful government regulation. Our proposed franchise sales program will be subject to Federal Trade Commission regulations and various state laws regulating the offer and sale of franchises. The FTC and various state laws require us to furnish to prospective franchisees a franchise offering circular containing prescribed information. A number of states in which we may offer franchises require
registration  of  a  franchise   offering   circular  or  a  filing  with  state
authorities. Substantive state laws that regulate the franchisor-franchisee relationship presently exist in a substantial number of states, and bills have been introduced in Congress from time to time, which provide for federal regulation of the franchisor-franchisee relationship in certain respects. The state laws often limit the duration and scope of non-competition provisions and the ability of a franchisor to terminate or refuse to renew a franchise, and may require us to escrow franchise fees until we provide all equipment, materials, and service offered to our franchisees to start their business. We are not currently registered to offer and sell franchises in any state, and have yet to complete an offering circular that complies with FTC regulations for use in non-registration states.

Employees

     We presently have one full-time executive officers and one full time office person. In addition, we employ six persons on an hourly basis to perform concrete cutting and hazard removal services at the facilities of our clients.

                        Item 2. Description of Property.

     Datigen currently uses office space of approximately 250 square feet free of charge provided by Joseph F. Ollivier, an officer and director, at 3191 North Canyon Road, Provo, Utah 84604. We lease on a month-to-month basis a garage and storage space located at the residence of M Ballard Gardner, our Operations Manager and a principal stockholder, in Orem, Utah at a monthly rental rate of $600.

                           Item 3. Legal Proceedings.

     No legal proceedings are pending against the Datigen or any of its officers or directors, and we have no knowledge that any such proceedings are threatened.

         Item 4. Submission of Matters to a Vote of Securities Holders.

     No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.

                                     PART II
        Item 5. Market for Common Equity and Related Stockholder Matters.

     The Company's common stock is listed on the Over the Counter Bulletin Board ("OTCBB"), under the symbol "DTGN". As of January 15, 2002, the Company had 164 shareholders holding 850,000 shares of common stock.

     The following quotations, as provided by the OTC Bulletin Board, Nasdaq Trading & Market Services, represent prices between dealers and do not include retail markup, markdown or commission. In addition, these quotations do not represent actual transactions. There was no market for the Company's common stock prior to the third quarter of 1999.

Calendar Quarter Ended             High Bid ($)               Low Bid ($)

March 31, 2000                        3.375                      1.750
June 30, 2000                         3.375                      2.000
September 30, 2000                    2.000                      1.125
December 31, 2000                     1.625                      0.750

March 31, 2001                        1.625                      0.750
June 30, 2001                         1.500                      0.750
September 30, 2001                    1.200                      0.750
December 31, 2001                     1.300                      0.750

     Since its inception, no dividends have been paid on the common stock. The Company intends to retain any earnings for use in its business activities, so it is not expected that any dividends on the common stock will be declared and paid in the foreseeable future.

       Item 6. Management's Discussion and Analysis or Plan of Operation.

Plan of Operation

     In January 2002, Datigen acquired assets consisting of equipment and supplies, ongoing customer accounts, and methods of operation pertaining to trip hazard removal. We intend to pursue the business of trip hazard removal in Utah, and use our Utah operations as a base for expanding operations to other metropolitan areas through company and independent operator-owned businesses. We will develop this business under the service name "Precision Concrete Cutting," for which we have filed a trademark application.

     Through calendar year 2002 we believe we can generate sufficient revenue internally from operation of our trip hazard business in Utah to finance those operations and our effort to refine our cutting system and methods of operation.

     After giving effect to the purchase of the trip hazard business assets at the beginning of January 2002, we had approximately $254,000 in cash and total current assets of approximately $465,000. Our accounts payable at December 31, 2001, were $2,531, and we did not assume any debt in connection with the purchase of assets in January 2002. We intend to use our working capital over the next year to develop the Precision Concrete Cutting franchise opportunity, prepare a franchise offering circular that complies with applicable federal and state statutes, pay the costs of registering our franchise offering in those states where we propose to offer the franchise opportunity that have registration requirements, implement a franchise marketing program, and cover the internal costs of establishing a franchise system. We estimate the cost of developing our franchise offering will be approximately $100,000.

     As our business progresses and we develop the franchise system further, we anticipate that it may be necessary for us to obtain a new facility as a base for our operations. We believe there is a substantial amount of space available for lease in the Provo, Utah area that would be suitable for our needs, and that we have sufficient working capital to obtain such space when needed.

     We expect we will need to hire two additional employees during the last six months of 2002 to support our franchise system. These employees may participate in the marketing of our franchise opportunity, training our franchisees, and providing continuing support of our franchisees. We believe we can cover the additional cost of these employees with funds generated internally from operations and our working capital.

     Until we employ our working capital in our operations, we intend to invest our capital in short-term securities positions or trust deed notes secured by real property.

                          Item 7. Financial Statements.

     The financial statements of the Company appear at the end of this report beginning with the Index to Financial Statements on page 11.

       Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

      None.

                                    PART III

      Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

Directors and Officers

     The following table sets forth the names, ages, and positions with the Company for each of the directors and officers of the Company.

Name                      Age   Positions (1)                         Since

Joseph F. Ollivier        59    President, Chief Executive Officer    1999
                                  and Director

J. Tracy Livingston       40    Secretary, Treasurer and Director     2000

Josh James                28    Director                              2000

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

Section 16(a) Beneficial Ownership ReportingCompliance

     Section 16(a) of the Securities Exchange Act of 1934 requires officers and Directors of the Company and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes in their ownership with the Securities and Exchange Commission, and forward copies of such filings to the Company. Based on the copies of filings received by the Company, during the most recent fiscal year, the directors, officers, and beneficial owners of more than ten percent of the equity securities of the Company registered pursuant to Section 12 of the Exchange Act, have filed on a timely basis, all required Forms 3, 4, and 5 and any amendments thereto.

                         Item 10. Executive Compensation

     No cash compensation was paid to the present executive officers of Datigen during the years ended December 31, 2001 and 2000. On November 2, 2000, the Company granted to J. Tracy Livingston options to purchase 20,000 shares of common stock each at an exercise price of $1.50, which was the fair value for the common stock on that date. The options are vested and expire October 1, 2004 .. The options were issued to compensate him for services rendered to the Company during 2000, for which he received no other compensation.

     In January 2000, the Company granted to each of the directors a non-qualified option to purchase 25,000 shares of the Company's common stock on or before December 31, 2002, at an exercise price of $2.25 per share, which was the fair market value of the Company's common stock based on the trading price for the Company's securities on the date of grant. No options were granted to any employee or executive officer during the year ended December 31, 2001. The following table sets forth certain information with respect to unexercised options held by our executive officers as of December 31, 2001.

                             Number of Securities       Value of Unexercised
                                  Underlying                In-the-Money
                          Unexercised Options/SARs at      Options/SARs at
Name                           December 31, 2001        December 31, 2001 ($)
                          Exercisable/ Unexercisable        Exercisable/
                                                          Unexercisable (1)
Joseph Ollivier,                   25,000/ 0                    0/ 0
President

J. Tracy Livingston,               45,000/ 0                    0/ 0
Sec./ Treas.

(1) This value is determined on the basis of the difference between the average of the high bid and asked prices on December 29, 2001, of the securities underlying the options and the exercise price.

     Item 11. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth as of February 15, 2002, the number and percentage of the 850,000 outstanding shares of common stock which, according to the information supplied to the Company, were beneficially owned by (i) each person who is currently a director of the Company, (ii) each executive officer,
(iii) all current directors and executive officers of the Company as a group and
(iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding common stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

                                                Common      Percent of
                                                Shares       Class(1)

Name and Address

M. Ballard Gardner (3)                         185,000         21.5
444 North 550 East
Orem, UT 84097

Joseph Ollivier (2)(3)                         130,500         14.9
4643 N. Mile High
Provo, UT 84604

Tracy Livingston (2)(3)                         66,586         7.4
288 South 500 East
Heber City,  UT  84032

Josh James (2)(3)                               26,000         3.0
4264 N. Mile High Dr.
Provo,  UT  84604

All Executive officers and                     223,086         23.6
  Directors as a Group (3 persons)

(1) These figures represent the percentage of ownership of the named individuals assuming each of them alone has exercised his or her options, and percentage ownership of all officers and directors of a group assuming all such purchase rights held by such individuals are exercised.

(2) These persons are all of the officers and directors of the Company.

(3) These figures include, for Mr. Gardner options to purchase 10,000 shares at an exercise price of $1.06 per share, for Mr. Ollivier options to purchase 25,000 shares at an exercise price of $2.25 per share, for Mr. Livingston options to purchase 20,000 shares at an exercise price of $1.50 per share and 25,000 shares at an exercise price of $2.25 per share, and for Mr. James options to purchase 25,000 shares at an exercise price of $2.25 per share.

             Item 12. Certain Relationships and Related Transactions

     Daitgen uses office space provided by Joseph F. Ollivier, an officer and director of the Company, free of charge. Datigen leases a garage and storage space located at the residence of M Ballard Gardner, our Operations Manager and a principal stockholder, in Orem, Utah at a monthly rental rate of $600.

     In connection with the acquisition of our trip hazard removal business in January 2002, we entered into a two-year employment agreement with M. Ballard Gardner under which he will be employed full time at an annual salary of $75,000. After the initial two-year term, the employment agreement will renew automatically annually, subject to the right of either party to terminate on 60 days advance notice. Datigen may terminate Mr. Gardner's employment for cause as defined in the agreement. In February 2002, we appointed Mr. Gardner to the position of Operations Manager, and granted to him an option to purchase 10,000 shares of common stock at an exercise price of $1.06 per share, which was the fair value for the common stock on the grant date. The options expire on the earlier of February 12, 2005 or 90 days following the date on which Mr. Gardner ceases to serve as either an executive officer, director, or full-time employee.

     At December 31, 2001, Datigen has outstanding $211,000 in notes receivable from a finance company owned and controlled by Joseph F. Ollivier, an officer and director of Datigen. The notes are secured by real property and bear interest at the rate of 10 percent per annum. Interest is payable monthly and the notes are due in August 2002.

                    Item 13. Exhibits and Reports on Form 8-K

Reports on Form 8-K

     No reports on Form 8-K were filed by the Company during the last calendar quarter of 2001.

Exhibits

     Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.

Exhibit No.     SEC Ref. No.   Title of Document                    Location*

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

                                          DATIGEN.COM, INC.


Date:  March 25, 2002                     By: /s/ Joseph Ollivier, President


Date:  March 25, 2002                     By: /s/ Tracy Livingston, Secretary &
                                                  Treasurer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  March 25, 2002                         /s/ Joseph Ollivier, Director


Date:  March 25, 2002                         /s/ Tracy Livingston, Director


Date:  March 25, 2002                         /s/ Josh James, Director

                                                               DATIGEN.COM, INC.
                                                   (A Development Stage Company)

                                                   Index to Financial Statements
--------------------------------------------------------------------------------




                                                                        Page

Independent Auditors' Report                                            12


Balance Sheet                                                           13


Statement of Operations                                                 14


Statement of Stockholders' Equity                                       15


Statement of Cash Flows                                                 16


Notes to Financial Statements                                           17

INDEPENDENT AUDITORS' REPORT







To the Board of Directors
and Stockholders of
Datigen.com, Inc.


We have audited the accompanying balance sheet of Datigen.com, Inc.(a development stage company), as of December 31, 2001 and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2001, 2000, and cumulative amounts since inception. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Datigen.com, Inc., as of December 31, 2001 and the results of its operations and its cash flows for the years ended December 31, 2001, 2000, and cumulative amounts since inception in conformity with accounting principles generally accepted in the United States of America.



TANNER + CO


Salt Lake City, Utah
February 18, 2002

                                                               DATIGEN.COM, INC.
                                                   (A Development Stage Company)
                                                                   Balance Sheet

                                                               December 31, 2001
--------------------------------------------------------------------------------

         Assets

Current assets:
   Cash                                                      $   454,118
   Marketable securities                                             300
   Related party notes receivable                                211,000
                                                             ------------

            Total assets                                     $   665,418
                                                             ============

--------------------------------------------------------------------------------

         Liabilities and Stockholders' Equity


Accounts payable                                             $     2,531
                                                             ------------

Stockholders' equity:
   Common stock, no par value, 50,000,000 shares authorized;
     675,000 shares issued and outstanding                     1,065,100
   Accumulated other comprehensive loss                          (49,700)
   Deficit accumulated during the development stage             (352,513)
                                                             ------------

            Total stockholders' equity                           662,887
                                                             ------------

            Total liabilities and stockholders' equity       $   665,418
                                                             ============












See accompanying notes to financial statements.

                                                               DATIGEN.COM, INC.
                                                   (A Development Stage Company)
                                                         Statement of Operations

--------------------------------------------------------------------------------

                                          Year Ended December 31,    Cumulative
                                          -----------------------  Amounts Since
                                            2001         2000        Inception
                                          --------------------------------------
Revenue - interest from related party
  notes receivable                        $   22,244  $   90,516   $    196,955
Interest income                               11,469           -         11,469
General and administrative expense           (27,832)          -        (27,832)
Gain on sale of marketable securities          3,399           -          3,399
                                          --------------------------------------
         Income before income taxes            9,280      90,516        183,991

Income tax expense - deferred                      -     (31,000)       (60,000)
                                          --------------------------------------
         Net income before
         discontinued operations               9,280      59,516        123,991

Loss from operations of discontinued
  segment, net of tax                              -    (417,454)      (417,454)
                                          --------------------------------------
         Net income (loss)                     9,280  $ (357,938)  $   (352,513)
                                          ======================================

Net (loss) income per share - basic
and diluted:
   Continuing operations                         .01         .10
   Discontinued operations                         -        (.67)
                                          -----------------------
Net (loss) income per share                      .01  $     (.57)
                                          =======================

Weighted average shares - basic and          675,000     625,000
diluted                                   -----------------------





See accompanying notes to financial statements.

                                                               DATIGEN.COM, INC.
                                                   (A Development Stage Company)
                                               Statement of Stockholders' Equity

                      February 10, 1999 (Date of Inception) to December 31, 2001
--------------------------------------------------------------------------------

                                               Accumulated   Deficit
                                                  Other    Accumulated
                               Common Stock     Comprehen- During the
                           --------------------   sive     Development
                            Shares    Amount      Loss       Stage      Total
                           -----------------------------------------------------

Balance at February               -          -          -          -          -
10, 1999

Issuance of common stock
for cash, net of $5,400
offering costs              625,000    994,600          -          -    994,600


Issuance of common
stock warrants                    -     20,500          -          -     20,500

Net loss                          -          -          -     (3,855)    (3,855)
                           -----------------------------------------------------
Balance at December
31, 1999                    625,000  1,015,100          -     (3,855) 1,011,245

Exercise of stock warrants   50,000     50,000          -          -     50,000

Issuance of common stock
for technology              200,000    450,000          -          -    450,000

Stock retired in exchange
for technology             (200,000)  (450,000)         -          -   (450,000)

Net loss                          -          -          -   (357,938)  (357,938)

Unrealized holding loss on
marketable securities             -          -    (25,000)         -    (25,000)
                                                                      ----------
Total comprehensive loss                                               (382,938)
                           -----------------------------------------------------
Balance at December
31, 2000                    675,000  1,065,100    (25,000)  (361,793)   678,307

Unrealized holding loss
on marketable securities                          (24,700)              (24,700)

Net income                                                     9,280      9,280
                                                                      ----------
Total comprehensive loss                                                (15,240)
                           -----------------------------------------------------
Balance at December
31, 2001                    675,000 $1,065,100  $ (49,700) $(352,513) $ 662,887
                           =====================================================

See accompanying notes to financial statements.

                                                               DATIGEN.COM, INC.
                                                   (A Development Stage Company)
                                                         Statement of Cash Flows

--------------------------------------------------------------------------------

                                                                Cumulative
                                        Year Ended  Year Ended   Amounts
                                        December    December      From
                                         31,2001    31, 2000    Inception
                                        ---------------------------------
Cash flows from operating activities:
  Net income from continuing operations      9,280     59,516    123,991
   Increase in accounts payable              2,531          -      2,531
   Gain on sale of marketable securities    (3,399)         -     (3,399)
                                        ---------------------------------
      Net cash provided by
      continuing operations                  8,412     59,516    123,123
                                        ---------------------------------
      Net cash used in
      discontinued operations                    -   (391,216)  (456,004)
                                        ---------------------------------
      Net cash (used in) provided by
      operating activities                  8,4121   (331,700)  (332,881)
                                        ---------------------------------
Cash flows from investing activities:

  Decrease (increase) in notes receivable  369,400    382,428   (211,000)
  Purchase of marketable securities         (4,500)   (50,000)   (50,000)
  Proceeds from the sale of marketable
   securities                                7,899          -      7,899
                                        ---------------------------------
      Net cash provided by (used in)
      investing activities from
      continuing operations                372,799    332,428   (257,601)
                                        ---------------------------------

Cash flows from financing activities -
  issuance of common stock                       -     50,000  1,044,600
                                        ---------------------------------

      Net increase in cash                 381,211     50,728    454,118

Cash, beginning of period                   72,907     22,179          -
                                        ---------------------------------

Cash, end of period                        454,118     72,907    454,118
                                        =================================


See accompanying notes to financial statements.

                                                               DATIGEN.COM, INC.
                                                   (A Development Stage Company)
                                                   Notes to Financial Statements

                                                               December 31, 2001
--------------------------------------------------------------------------------

1. Organization  Organization
   and Summary Datigen.com, Inc., formerly Atomic Giant.com, Inc. of Signifi- (the Company) was incorporated in the State of Utah on
   cant          February  10,  1999 for the purpose of, but not limited
   Accounting    to,  developing  and  marketing  various  Internet  and
   Policies      Internet-related products and services.

                 On November 1, 2000, the Company adopted a plan which resulted in the Company exchanging its technology for 200,000 shares of the Company's common stock held by the purchaser. The Company also liquidated its other assets and liabilities related to the technology operations and discontinued this line of business (see note 2).

                 In accordance with SFAS No. 7, the Company is considered to be in the developmental stage. The Company is devoting substantially all of its efforts to establishing a new business. No principal operations commenced and no significant revenues have been derived from operations since inception. Effective January 1, 2002, the Company entered into an asset purchase agreement with a concrete cutting company (see note
                 10).

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

                                                               DATIGEN.COM, INC.
                                                   (A Development Stage Company)
                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------


1. Organization  Marketable Securities
   and Summary   The Company  classifies its marketable  debt and equity
   of Signifi-   securities   as  "held  to  maturity"  if  it  has  the
   cant          positive  intent and ability to hold the  securities to
   Accounting    maturity. All other marketable debt and equity  securities are
   Policies      classified as "available for sale."  Securities classified as
   Continued     "available for sale" are  carried in the financial statements at fair value. Realized gains and losses, determined using the specific identification method, are included in earnings;
                 unrealized holding gains and losses are reported as a separate component of stockholders' equity. Securities classified as held to maturity are carried at amortized cost.

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

                 The computation of diluted loss per common share is based on the weighted average number of shares outstanding during the year plus the common stock equivalents which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the year. Options and warrants to purchase, 95,000 and 120,000 shares of common stock at prices ranging from $1.00 to $2.25 per share were outstanding at December 31, 2001 and 2000, respectively, but were not included in the diluted loss per share calculation because the effect would have been antidilutive.

                                                               DATIGEN.COM, INC.
                                                   (A Development Stage Company)
                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

1. Organization  Use of Estimates in Financial Statements
   and Summary   The  preparation of financial  statements in conformity
   of Signifi-   with generally accepted accounting  principles requires
   cant          management  to  make  estimates  and  assumptions  that
   Accounting    affect the reported amounts of assets and liabilities  and
   Policies      disclosure of contingent assets and liabilities at  the date of
   Continued     the financial statements. Actual results  could differ from those estimates.

2. Discontinued  Financial   information  related  to  the  discontinued
   Operations    operations is as follows:

                                                                  Cumulative
                                        Year Ended   Year Ended   Amounts
                                        December     December     Since
                                        31, 2001     31,2001      Inception
                                        ------------------------------------
                Sales                   $        -   $  49,724    $  49,724
                Costs and expenses               -    (498,178)    (586,228)
                                        ------------------------------------
                 Loss from discontinued
                  operations before
                  income tax benefit             -    (448,454)    (536,504)
                Income tax benefit               -      31,000       60,000
                                        ------------------------------------
                 Net loss from dis-
                  continued operations  $        -   $(417,454)   $(476,504)
                                        ====================================

3. Marketable    Marketable  securities,  have  the  following  cost and
   Securities    market values as of December 31, 2001:

                                                             Gross
                                                             Unrealized
                                        Cost     Fair Value  Loss
                                        -------------------------------
Available for sale securities:
Equity securities                       $50,000  $   300     $ (49,700)
                                        ===============================

                                                               DATIGEN.COM, INC.
                                                   (A Development Stage Company)
                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

4. Related       Notes  receivable  consists of a notes  receivable from a
   Party         finance  company owned by an officer of the Company.  The
   Notes         note is secured by real  property  and bears  interest at
   Receivable    10%.  Interest  is due  monthly  and  the  note is due in
                 August 2002. All interest due under the terms of the note was paid prior to December 31, 2001.

5. Income Taxes  The benefit  (provision) for income taxes consists of the following:

                                        Year Ended
                                        December 31,
                                        ------------------------- Cumulative
                                        2001         2002         Amounts
                                        ------------------------------------
        Deferred tax expense from
        continuing operations           $        -   $  (31,000)  $ (60,000)
        Discontinued operations                  -       31,000      60,000
                                        ------------------------------------
                                        $        -   $        -   $       -
                                        ====================================

                 The benefit for income taxes is different from amounts which would be provided by applying the statutory federal income tax rate to loss before benefit for income taxes for the following reasons:

                                                                  Cumulative
                                        2001         2002         Amounts
                                        ------------------------------------
        Continuing operations
        Federal income tax expense
         at statutory rate              $   (4,000)  $  (31,000)  $ (64,000)
        Change in valuation allowances       4,000            -       4,000
                                        ------------------------------------
          Total continued operations             -      (31,000)    (60,000)

        Discontinued operations
        Federal income tax benefit at
         statutory rates                         -      165,000     195,000
        Change in valuation allowance            -     (134,000)   (135,000)
                                        ------------------------------------
          Total discontinued operations          -       31,000      60,000
                                        ------------------------------------
          Total benefit (provision)     $        -   $        -   $       -
                                        ====================================

                                                               DATIGEN.COM, INC.
                                                   (A Development Stage Company)
                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

5. Income Taxes  Deferred  tax  assets  (liabilities)   consist  of  the
   Continued     following at December 31, 2001:

                 Net operating loss carryforwards                    $ 131,000
                 Valuation allowance                                  (131,000)
                                                                     ----------
                                                                     $       -
                                                                     ==========

                 At December 31, 2001, the Company has a net operating loss carryforward available to offset future taxable income of approximately $353,000, which will begin to expire in 2019. The utilization of the net operating loss carryforward is dependent upon the tax laws in effect at the time the net operating loss carryforwards can be utilized. The Tax Reform Act of 1986 significantly limits the annual amount that can be utilized for certain of these carryforward as a result of the change in ownership.


6. Supple-       There have been no amounts  paid for interest or income
   mental        taxes since inception.
   Cash Flow
   Disclosure    During the year ended December 31, 2000, the Company acquired technology of $450,000 in exchange for 200,000 shares of common stock. The Company reversed this transaction by surrendering the technology in exchange for a retirement of the 200,000 shares.

                 During the years ended December 31, 2001 and 2000 the Company recorded unrealized holding losses of $24,700 and $25,000, respectively on its marketable securities.

                                                               DATIGEN.COM, INC.
                                                   (A Development Stage Company)
                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

7. Stock         The Company has a Stock  Option Plan (the Option  Plan) which
Option           provides  for  the  grant  of  incentive  stock  options  and
   Plan and      non-qualified  stock  options  to  employees,  directors  and
   Common        consultants.  Incentive  stock options may be granted only to
   Stock         employees.  The Option Plan is  administered  by an Executive
   Warrants      Compensation  Committee  of the  Board  of  Directors,  which determines the terms of options granted including the exercise price, the number of shares subject to the option, and the exercisability of the option.

                 A schedule of the options and warrants is as follows:

                                                            Exercise Price
                                            Number of            Per
                                        Options   Warrants      Share
                                        ----------------------------------
Outstanding at December 31, 1999              -    50,000   $         1.00
  Granted                               120,000         -      1.50 - 2.25
  Exercised                                   -   (50,000)            1.00
                                        ----------------------------------
Outstanding at December 31, 2000        120,000         -   $  1.50 - 2.25
  Cancelled                             (25,000)        -             2.25
                                        ----------------------------------
Outstanding at December 31, 2001         95,000         -   $  1.50 - 2.25


8. Stock-Based   The  Company   adopted  the  disclosure  only  provisions  of
   Compensation  Statement of Financial  Accounting  Standards (SFAS) No. 123,
                 "Accounting for Stock-Based Compensation." Accordingly, no compensation expense has been recognized for stock options granted to employees. Had compensation expense for the Company's stock options been determined based on the fair value at the grant date consistent with the provisions of SFAS No.
                 123, the Company's results of operations would have been reduced to the pro forma amounts indicated below:

                                                           2001       2002
                                                        ---------------------
                Net income (loss) - as reported         $   9,280  $(357,938)
                Net income (loss - pro forma            $   9,280  $(450,868)
                Income (loss) per share - as reported   $     .01       (.57)
                Income (loss) per share - pro forma     $     .01  $    (.72)
                                                        =====================

                                                              DATIGEN.COM, INC.
                                                   (A Development Stage Company)
                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

8. Stock-Based The fair value of the options granted is estimated at Compensation the date of grant using the Black-Scholes option
   Continued    pricing model with the following assumptions:

                 Expected dividend yield                        $        -
                 Expected stock price volatility                        93%
                 Risk-free interest rate                               6.0%
                 Expected life of options                       1 - 2 years
                                                                ===========

                 The weighted average fair value of options granted during the year ended December 31, 2000 was $.77.

                 The following table summarizes information about stock options outstanding at December 31, 2001:

                                Options Outstanding        Options Exercisable
                         -------------------------------------------------------
                                     Weighted
                                     Average      Weighted             Weighted
                Range of             Remaining    Average              Average
                Exercise Number      Contractual  Exercise Number      Exercies
                Prices   Outstanding Life (Years) Price    Exercisable Price

                $1,50-2.25    95,000        1.37  $   2.09      95,000 $   2.09
                ===============================================================

9. Fair Value    The Company's  financial  instruments  consist of cash,
   of            receivables,   payables,   and   notes   payable.   The
   Financial     carrying  amount  of  cash,  receivables  and  payables
   Instruments   approximates  fair  value  because  of  the  short-term
                 nature of these items. The aggregate carrying amount of the notes payable approximates fair value as the individual borrowing bear interest at market interest rates.

                                                               DATIGEN.COM, INC.
                                                   (A Development Stage Company)
                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

10. Commitments   The    Company   may   become   or   is   subject   to
    and           investigations,  claims or lawsuits ensuing out of the
    Contingencies conduct of its  business,  including  those related to environmental safety and health, product liability, commercial transactions etc. The Company is currently not aware of any such items which it believes could have a material adverse affect on its financial position.


11. Recent        In July 2001,  SFAS No. 141,  "Business  Combinations"
    Accounting    and SFAS  No.  142,  "Goodwill  and  Other  Intangible
    Pronounce-    Assets"  were  issued.  SFAS 142  addresses  financial
    ments         accounting  and  reporting  for acquired  goodwill and
                  other intangible assets. It requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. SFAS 142 is required to be applied for fiscal years beginning after December 15, 2001. Currently, the Company has no recorded goodwill and will assess how the adoption of SFAS 141 and SFAS
                  142 will impact its financial position and results of operations in any future acquisitions.

                  The FASB recently issued FASB Statement No. 143 Accounting for Asset Retirement Obligations. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities. It applied to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of leases. This Statement amends SFAS 19. The effective date for this Statement is June 15, 2002. Currently, the Company has no tangible long lived assets and will assess how the adoptions SFAS 143 will impact its financial position and future operations.

                  The FASB recently issued FASB Statement No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets. The new guidance resolves significant implementation issues related to FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. Statement 144 is effective for fiscal years beginning after December 15, 2001. Management has not determined the potential impact on financial position or results of operations.

                                                               DATIGEN.COM, INC.
                                                   (A Development Stage Company)
                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------


12. Subsequent    Effective  January 1, 2002 the Company entered into an
    Events        asset  purchase  agreement  in which the Company  will
                  exchange 175,000 shares of the restricted common stock of the Company and $200,000 for approximately $13,000 of identifiable tangible property and various intangible assets. The acquisition will be accounted for under the purchase method of accounting.