Form 10QSB
period 2002-03-31
DATIGEN COM INC
filed 2002-05-15
CIK 1086082

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         State the number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 2002:
                         850,000 shares of common stock.

              Transitional Small Business Format: Yes [ ] No [ X ]

                    Documents incorporated by reference: None

                           FORM 10-QSB
                        DATIGEN.COM, INC.

                              INDEX
                                                       Page
PART I.     Financial Information

            Balance Sheet                                 2
            March 31, 2002 (unaudited)

            Statement of Operations for the Three         3
            Months Ended March 31, 2002 and 2001.

            Statement of Cash Flows for the Three         4
            Months Ended March 31, 2002 and 2001.

            Notes to Financial Statements                 5

            Management's Discussion and Analysis of       5
            Financial Condition

PART II.    Other Information                             7

            Exhibits and Repots on Form 8-K               7

SIGNATURES                                                7

                                   PART I.
                              Financial Information

                              DATIGEN.COM, INC.

                                  Balance Sheet
                                 March 31, 2002
                                   (unaudited)

Assets
  Current assets:
     Cash                                           $   77,173
     Marketable securities                                 300
     Related party notes receivable                    361,000
     Accounts receivable                                46,431

        Total Current Assets                           484,904

  Property and equipment, net                           19,002

  Goodwill                                             344,805
                                                     ---------

       Total assets                                 $  848,711
                                                     =========

Liabilities and Stockholders' Equity

    Accounts Payable                                    17,456
                                                     ---------
Stockholders' equity:
  Common stock, no par value, 50,000,000 shares
  authorized; 850,000 shares issued and outstanding  1,222,600
  Unrealized loss/gain on securities                   (49,700)
  Accumulated deficit                                 (341,645)
                                                     ---------
       Total stockholders' equity                      831,255
                                                     ---------

Total liabilities and stockholders' equity          $  848,711
                                                     =========

         See accompanying notes to financial statements

                                 DATIGEN.COM, INC.
                              Statement of Operations
                                    (unaudited)



                                       Three Months     Three Months
                                       Ended March      Ended March
                                        31, 2002         31, 2001

Revenues                                $  85,277       $         -

Direct Costs                              (50,733)                -
General and administrative expense        (30,901)           (8,762)
                                       ----------       -----------

Income (loss) from operations               3,643            (8,762)
                                       ----------       -----------

Other Income
   Interest income from related party
   notes receivable                         5,976            15,733
   Gain on disposal of assets               1,249                 -
                                      -----------       -----------

      Total other income                    7,225            15,733
                                      -----------       -----------

Income before taxes                        10,868             6,971

Income tax expense                              -                 -
                                      -----------       -----------


       Net income                      $   10,868       $     6,971
                                       ==========       ===========


Net income per share
   basic and diluted                   $      .01       $       .01
                                       ==========       ===========

Weighted average shares - basic
  and diluted                             848,000           675,000
                                       ----------       -----------



         See accompanying notes to financial statements

                                  DATIGEN.COM, INC.
                               Statement of Cash Flows
                                     (unaudited)


                                              Three Months  Three Months
                                              Ended March   Ended March
                                                31, 2002      31, 2001
                                               ------------------------

Cash flows from operating activities:
Net income                                     $  10,868     $   6,971

  Depreciation expense                             1,468             -
  Gain on disposal of asset                       (1,249)            -
  Increase in accounts receivable                (46,431)            -
  Increase in accounts payable                    14,925             -
                                               ---------      --------

    Net cash (used in) provided by               (20,419)        6,971
      operating activities                     ---------      --------


Cash flows from investing activities:
 (Increase) decrease in notes receivable        (150,000)      580,400
  Increase in marketable securities                    -        (4,500)
  Purchase of equipment and goodwill            (208,975)            -
  Proceeds from disposal of equipment              2,449             -
                                               ---------      --------

   Net cash(used in) provided by
    investing activities                        (356,526)      575,900
                                               ---------      --------

Cash flows from financing activities                   -             -
                                               ---------      --------

    Net (decrease) increase in cash             (376,945)      582,871

Cash, beginning of period                        454,118        72,907
                                               ----------     --------

Cash, end of period                            $  77,173     $ 655,778
                                               ----------    ---------





                 See accompanying notes to financial statements

                                DATIGEN.COM, INC.
                          Notes to Financial Statements
                                   (unaudited)

(1) The unaudited financial statements include the accounts of Datigen.com and include all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary to present fairly the financial position as of March 31, 2002 and the results of operations and changes in financial position for the three month periods ended March 31, 2002 and 2001. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the entire year.

(2) The computation of basic earnings per share is based on the weighted average number of shares outstanding during the period. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the period plus the common stock equivalents which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the period. Common stock equivalents are not included in the diluted earnings per share calculation when their effect is antidilutive.

(3) During the three months ended March 31, 2002 the company purchased the assets of Amerex, a sole proprietorship. The Company paid $200,000 and issued 175,000 of its common shares for property and equipment valued at $12,695. This transaction resulted in Goodwill of $344,805.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND PLAN OF OPERATION

Forward-Looking Statements

     This Form 10-QSB includes, without limitation, certain statements containing the words "believes", "anticipates", "estimates", and words of a similar nature, constitute "forward- looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward looking and provide meaningful, cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact made in this Form 10-QSB are forward-looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward- looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. The Company's actual results may differ significantly from management's expectations.

Results of Operations

     Three Months Ended March 31, 2002 and 2001

     On January 2, 2002, Datigen paid $200,000 in cash and issued 175,000 shares of restricted common stock to M. Ballard Gardner of Orem, Utah, in exchange for substantially all the assets Mr. Gardner used in the business of trip hazard removal and concrete cutting. No receivables or liabilities were acquired. There was no relationship or affiliation between Datigen and Mr. Gardner prior to the transaction. As a result of the transaction, Mr. Gardner now holds 175,000 shares of Datigen common stock, or 20.59 percent of the outstanding shares.

Until capital is required to fund development of its trip hazard removal business, the Company intends to continue investing in trust deed notes secured by real property and accruing interest from a money market account. During the three months ended March 31, 2002, Datigen generated interest income from related party notes receivable of $5,976 as compared to $15,733 for the three months ended March 31, 2001.

The Company had general and administrative expenses related to continuing operations of $30,901 and $8,762 for the three months ended March 31, 2002 and 2001, respectively. These expenses consisted of general corporate administration, legal and professional expenses, and accounting and auditing costs.

Revenue provided by new operations through the removal of trip hazards resulted in $85,277 for the three months ended March 31, 2002. As a result of the foregoing factors, the Company recognized net income of $10,868 for the three months ended March 31, 2002, as compared to $6,971 for the same period in 2001. The $10,868 net income resulted in earnings per share of $.01, compared to $.01 for the same period ended March 31, 2001.

The Company had direct costs related to trip hazard removal of $50,733 which primarily consists of direct labor.

As of March 31, 2002 Datigen had receivables of $46,431 that represents work preformed for various public and private entities, of which no amount is over 60 days old.

Liquidity and Capital Resources

At March 31, 2002, the Company had working capital of $467,448, consisting primarily of cash in the amount of $77,173, related party notes receivable of $361,000, and accounts receivable of $46,431. Management believes that the Company has sufficient cash and short-term investments to meet the anticipated needs of the Company's operations through at least the next 12 months.

                 PART II.  OTHER INFORMATION

Exhibits and Reports on Form 8-K.

Reports on Form 8-K                 None

Exhibits                            None


                         SIGNATURES

     In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          DATIGEN.COM, INC.

Date:  May 14, 2002       By: /s/ Joseph Ollivier, President