Form 10-Q
period 2002-06-30
DATIGEN COM INC
filed 2002-08-13
CIK 1086082

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

                      APPLICABLE  ONLY  TO  CORPORATE  ISSUERS:

STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY, AS OF JUNE 30, 2002: 850,000 SHARES OF COMMON STOCK.

              TRANSITIONAL  SMALL  BUSINESS  FORMAT:  YES  [  ]  NO  [  X  ]

                    DOCUMENTS  INCORPORATED  BY  REFERENCE:  NONE

                           FORM  10-QSB

                        DATIGEN.COM,  INC.

                              INDEX



                                                           PAGE
PART I.     FINANCIAL INFORMATION

            BALANCE SHEET                                     3
            JUNE 30, 2002 (UNAUDITED)

            STATEMENT OF OPERATIONS FOR THE THREE             4
            AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001.

            STATEMENT OF CASH FLOWS FOR THE SIX               5
            MONTHS ENDED JUNE 30, 2002 AND 2001.

            NOTES TO FINANCIAL STATEMENTS                     6

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF           7
            FINANCIAL CONDITION

PART II.    CERTIFICATION OF FINANCIAL STATEMENTS             8



SIGNATURES                                                    8



                                    PART  I.

                              FINANCIAL  INFORMATION
                                DATIGEN.COM,  INC.

                                  BALANCE  SHEET
                                  JUNE  30,  2002
                                  (UNAUDITED)



ASSETS

  CURRENT ASSETS:
     CASH                                              $70,975
     MARKETABLE SECURITIES                                 100
     INVENTORY                                           9,818
     RELATED PARTY NOTES RECEIVABLE                    351,000
     ACCOUNTS RECEIVABLE                                61,394
                                                    ----------

       TOTAL CURRENT ASSETS                            493,287

  PROPERTY AND EQUIPMENT, NET                           23,065

  GOODWILL                                             344,805

  PATENT COSTS, NET                                      7,250

  OTHER ASSETS                                           9,200
                                                    ----------

       TOTAL ASSETS                                   $877,607
                                                   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES:
    ACCOUNTS PAYABLE                                     4,400
    CUSTOMER DEPOSITS                                   10,000
                                                    ----------
       TOTAL CURRENT LIABILITIES                        14,400

STOCKHOLDERS' EQUITY:
  COMMON STOCK, NO PAR VALUE, 50,000,000 SHARES
  AUTHORIZED; 850,000 SHARES ISSUED AND OUTSTANDING  1,222,600
  UNREALIZED LOSS/GAIN ON SECURITIES                   (49,900)
  ACCUMULATED DEFICIT                                 (309,493)
                                                    ----------
       TOTAL STOCKHOLDERS' EQUITY                      863,207
                                                    ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $877,607
                                                   ===========




                 SEE  ACCOMPANYING  NOTES  TO  FINANCIAL  STATEMENTS

                                 DATIGEN.COM,  INC.
                              STATEMENT  OF  OPERATIONS
                                    (UNAUDITED)





                         THREE MONTHS    THREE MONTHS   SIX MONTHS   SIX MONTHS
                          ENDED JUNE      ENDED JUNE    ENDED JUNE   ENDED JUNE
                           30, 2002        30, 2001      30, 2002     30, 2001
REVENUES                 $     126,990  $           -   $   212,267           -
DIRECT COSTS                    76,177              -       126,910           -
GENERAL AND
  ADMINISTRATIVE
  EXPENSES                      27,715          6,533        55,616      15,295
                         -------------  --------------  -----------  -----------


INCOME (LOSS)
  FROM OPERATIONS               23,098         (6,533)       26,741     (15,295)
                         -------------  --------------  -----------  -----------

OTHER INCOME
  INTEREST INCOME
    FROM RELATED PARTY
    NOTES RECEIVABLE             8,775              -        14,751      15,733
    INTEREST ON CASH               279          4,414           279       4,414
    GAIN ON DISPOSAL
    OF ASSETS                        -              -         1,249           -
    GAIN ON SALE OF
    SECURITIES                       -          3,399             -       3,399
                         -------------  --------------  -----------  -----------


TOTAL OTHER INCOME               9,054          7,813        16,279      23,546
                         -------------  --------------  -----------  -----------

INCOME BEFORE TAXES             32,152          1,280        43,020       8,251

INCOME TAX EXPENSE                   -              -             -           -
                         -------------  --------------  -----------  -----------


       NET INCOME        $      32,152  $       1,280        43,020       8,251
                         =============  ==============  ===========  ===========

NET INCOME PER SHARE
   BASIC AND DILUTED     $         .04  $         .00           .05         .01
                         =============  ==============  ===========  ===========

WEIGHTED AVERAGE
 SHARES - BASIC
 AND DILUTED                   851,111        675,000       849,880     675,000
                         -------------  --------------  -----------  -----------








                 SEE  ACCOMPANYING  NOTES  TO  FINANCIAL  STATEMENTS


                                DATIGEN.COM,  INC.
                            STATEMENT  OF  CASH  FLOWS
                                  (UNAUDITED)




                                            SIX MONTHS    SIX MONTHS
                                            ENDED JUNE    ENDED JUNE
                                             30, 2002      30, 2001
                                           ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME                                 $    43,020   $     8,251

  DEPRECIATION EXPENSE                           3,601             -

  GAIN ON SALE OF MARKETABLE
  SECURITIES                                         -        (3,399)

  GAIN ON DISPOSAL OF ASSET                     (1,249)            -

  INCREASE IN ACCOUNTS RECEIVABLE              (61,394)            -

  INCREASE IN INVENTORY                         (9,818)            -

  INCREASE IN OTHER ASSETS                      (9,200)            -

  INCREASE IN ACCOUNTS PAYABLE                   1,869             -

  INCREASE IN CUSTOMER DEPOSITS                 10,000             -
                                           ------------  ------------

  TOTAL ADJUSTMENTS                            (66,191)        4,852
                                           ------------  ------------

  NET CASH (USED IN) PROVIDED BY               (23,171)       13,103
  OPERATING ACTIVITIES


CASH FLOWS FROM INVESTING ACTIVITIES:
  (INCREASE) DECREASE IN NOTES RECEIVABLE     (140,000)      580,400
  INCREASE IN MARKETABLE SECURITIES                  -        (4,500)
  PURCHASE OF EQUIPMENT AND GOODWILL          (214,920)            -
  PROCEEDS FROM DISPOSAL OF EQUIPMENT            2,449             -
  PATENT COSTS                                  (7,500)        7,889
                                           ------------  ------------

  NET CASH(USED IN) PROVIDED BY
  INVESTING ACTIVITIES                        (359,971)      583,799
                                           ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES                 -             -
                                           ------------  ------------

  NET (DECREASE) INCREASE IN CASH             (383,143)      588,651

CASH, BEGINNING OF PERIOD                      454,118        72,907
                                           ------------  ------------

CASH, END OF PERIOD                        $    70,975   $   661,558
                                           ------------  ------------



                 SEE  ACCOMPANYING  NOTES  TO  FINANCIAL  STATEMENTS

                                DATIGEN.COM,  INC.
                          NOTES  TO  FINANCIAL  STATEMENTS
                                   (UNAUDITED)

NOTE  1.     ACCOUNTING  POLICIES

     THE FINANCIAL STATEMENTS INCLUDED HEREIN HAVE BEEN PREPARED BY THE COMPANY, WITHOUT AUDIT, PURSUANT TO THE RULES AND REGULATIONS OF THE SECURITIES AND EXCHANGE COMMISSION. CERTAIN INFORMATION AND FOOTNOTE DISCLOSURES NORMALLY INCLUDED IN FINANCIAL STATEMENTS PREPARED IN ACCORDANCE WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES HAVE BEEN CONDENSED OR OMITTED. HOWEVER, IN THE OPINION OF MANAGEMENT, ALL ADJUSTMENTS (WHICH INCLUDE ONLY NORMAL RECURRING ACCRUALS) NECESSARY TO PRESENT FAIRLY THE FINANCIAL POSITION AND RESULTS OF OPERATIONS FOR THE PERIODS PRESENTED HAVE BEEN MADE. THE INTERIM FINANCIAL RESULTS ARE NOT NECESSARILY INDICATIVE OF RESULTS EXPECTED FOR THE ENTIRE YEAR. THESE FINANCIAL STATEMENTS SHOULD BE READ IN CONJUNCTION WITH THE ACCOMPANYING NOTES.

NOTE  2.     PATENT  COSTS

     PATENT COSTS CONSIST OF LEGAL FEES TO SECURE A PATENT AND ARE BEING AMORTIZED OVER AN ESTIMATED USEFUL LIFE OF FIVE YEARS ON A STRAIGHT-LINE BASIS. ACCUMULATED AMORTIZATION WAS $250 AS OF JUNE 30, 2002.

NOTE  3.     EARNINGS  PER  SHARE

     THE COMPUTATION OF BASIC EARNINGS PER SHARE IS BASED ON THE WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING DURING THE PERIOD. THE COMPUTATION OF DILUTED EARNINGS PER COMMON SHARE IS BASED ON THE WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING DURING THE PERIOD PLUS THE COMMON STOCK EQUIVALENTS WHICH WOULD ARISE FROM THE EXERCISE OF STOCK OPTIONS AND WARRANTS OUTSTANDING USING THE TREASURY STOCK METHOD AND THE AVERAGE MARKET PRICE PER SHARE DURING THE PERIOD. COMMON STOCK EQUIVALENTS ARE NOT INCLUDED IN THE DILUTED EARNINGS PER SHARE CALCULATION WHEN THEIR EFFECT IS ANTI-DILUTIVE.

NOTE  4.     EQUITY  TRANSACTIONS

     DURING THE SIX MONTHS ENDED JUNE 30, 2002, THE COMPANY PURCHASED THE ASSETS OF AMEREX, A SOLE PROPRIETORSHIP. THE COMPANY PAID $200,000 AND ISSUED 175,000 OF ITS COMMON SHARES FOR PROPERTY AND EQUIPMENT VALUED AT $12,695 AND GOODWILL OF $344,805.

ALSO DURING THE SIX MONTHS ENDED JUNE 30, 2002, THE COMPANY GRANTED THREE OFFICERS OF THE COMPANY OPTIONS TO PURCHASE 10,000 SHARES OF COMMON STOCK. THE OPTIONS EXERCISE PRICE WAS HIGHER THAN THE COMMON STOCK FAIR VALUE AT THE DATE OF GRANT, AND, THUS, NO COMPENSATION COSTS HAVE BEEN RECORDED. SUBSEQUENT TO JUNE 30, 2002, ONE OF THE OFFICERS EXERCISED HIS OPTIONS INTO 10,000 SHARES OF COMMON STOCK.

NOTE  5.     IMPACT  OF  RECENTLY  ISSUED  ACCOUNTING  GUIDANCE

     IN JULY 2001, THE FASB ISSUED SFAS NO. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS" (SFAS 142). THE COMPANY ADOPTED THE PROVISIONS OF SFAS 142, AS REQUIRED ON JANUARY 1, 2002. SFAS 142 REQUIRES THAT GOODWILL AND INTANGIBLE ASSETS DEEMED TO HAVE AN INDEFINITE USEFUL LIFE BE REVIEWED FOR IMPAIRMENT UPON ADOPTION OF FAS 142 (JANUARY 1, 2002) AND ANNUALLY THEREAFTER. AS OF JUNE 30, 2002, THE COMPANY HAD NOT PERFORMED ITS ANNUAL IMPAIRMENT REVIEW.

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

     SIX  MONTHS  ENDED  JUNE  30,  2002  AND  2001

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

THE COMPANY'S OPERATIONS CONSIST OF BUILDING ITS TRIP HAZARD REMOVAL AND CONCRETE CUTTING BUSINESS AND IS INVESTING IN TRUST DEED NOTES SECURED BY REAL PROPERTY. UNTIL CAPITAL IS REQUIRED TO FUND DEVELOPMENT OF ITS TRIP HAZARD REMOVAL BUSINESS, THE COMPANY INTENDS TO CONTINUE INVESTING IN TRUST DEED NOTES. DURING THE SIX MONTHS ENDED JUNE 30, 2002, DATIGEN GENERATED INTEREST INCOME FROM RELATED PARTY NOTES RECEIVABLE OF $14,751 AS COMPARED TO $15,733 FOR THE SIX MONTHS ENDED JUNE 30, 2001.

THE COMPANY HAD GENERAL AND ADMINISTRATIVE EXPENSES RELATED TO CONTINUING OPERATIONS OF $58,616 AND $15,295 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND
2001,  RESPECTIVELY.  THESE   EXPENSES   CONSISTED   OF  GENERAL  CORPORATE
ADMINISTRATION, LEGAL AND PROFESSIONAL EXPENSES, AND ACCOUNTING AND AUDITING COSTS. THIS SIGNIFICANT INCREASE IS DUE TO THE COMPANY'S ACQUISITION OF ITS TRIP HAZARD REMOVAL BUSINESS AND THE ASSOCIATED COSTS OF THE OPERATING BUSINESS.

REVENUE PROVIDED BY NEW OPERATIONS THROUGH THE REMOVAL OF TRIP HAZARDS RESULTED IN $126,990 FOR THE SIX MONTHS ENDED JUNE 30, 2002. AS A RESULT OF THE FOREGOING FACTORS, THE COMPANY RECOGNIZED NET INCOME OF $32,152 FOR THE SIX MONTHS ENDED JUNE 30, 2002, AS COMPARED TO $1,280 FOR THE SAME PERIOD IN 2001.

THE COMPANY HAD DIRECT COSTS RELATED TO TRIP HAZARD REMOVAL OF $126,910 THAT PRIMARILY CONSISTS OF DIRECT LABOR FOR THE SIX MONTHS ENDED JUNE 30, 2002.

AS OF JUNE 30, 2002 DATIGEN HAD RECEIVABLES OF $61,394 FROM THE REMOVAL OF TRIP HAZARDS, REPRESENTING WORK PREFORMED FOR VARIOUS PUBLIC AND PRIVATE ENTITIES, OF WHICH NO AMOUNT IS OVER 90 DAYS OLD.



LIQUIDITY  AND  CAPITAL  RESOURCES

     AT JUNE 30, 2002, THE COMPANY HAD WORKING CAPITAL OF $478,887, CONSISTING PRIMARILY OF CASH IN THE AMOUNT OF $70,975, RELATED PARTY NOTES RECEIVABLE OF $351,000, AND ACCOUNTS RECEIVABLE OF $61,394. MANAGEMENT BELIEVES THAT THE COMPANY HAS SUFFICIENT CASH AND SHORT-TERM INVESTMENTS TO MEET THE ANTICIPATED NEEDS OF THE COMPANY'S OPERATIONS THROUGH AT LEAST THE NEXT 12 MONTHS.


OTHER  INFORMATION

     ON MAY 16, 2002, DATIGEN.COM, INC., A UTAH CORPORATION ("DATIGEN"), APPROVED RESOLUTIONS APPOINTING M. BALLARD GARDNER AND MATTHEW HANEY TO SERVE AS DIRECTORS OF DATIGEN EFFECTIVE FOLLOWING THE CLOSE OF BUSINESS ON JUNE 10, 2002, TO FILL VACANCIES RESULTING FROM THE RESIGNATIONS OF TRACY LIVINGSTON AND JOSH JAMES.

            ON JUNE 10, 2002, THE BOARD OF DIRECTORS OF DATIGEN.COM, INC. (THE "COMPANY"), DECIDED TO DISMISS TANNER + COMPANY AS THE COMPANY'S INDEPENDENT PUBLIC ACCOUNTANTS, AND AUTHORIZED THE ENGAGEMENT OF SQUIRE & COMPANY, PC TO SERVE AS THE COMPANY'S INDEPENDENT PUBLIC ACCOUNTANTS FOR THE FISCAL YEAR ENDING DECEMBER 31, 2002. THE DECISION TO CHANGE ACCOUNTANTS WAS APPROVED BY THE BOARD OF DIRECTORS.

     THE  COMPANY  INTENDS  TO PURSUE FRANCHISING ITS PATENT PENDING TRIP-HAZARD
REMOVAL CONCRETE CUTTING PROCESS AS ITS PRIMARY ACTIVITY IN ADDITION TO OPERATING THE UTAH PRECISION CONCRETE CUTTING OPERATION. THE ASKING PRICE FOR A FRANCHISE IS $75,000 AND WOULD COVER A GEOGRAPHIC AREA CONTAINING ROUGHLY 2,000,000 PEOPLE. OUR UNIFORM FRANCHISE OFFERING CIRCULAR HAS BEEN ACCEPTED IN THE STATE OF WASHINGTON AND IS PENDING IN THE STATE OF CALIFORNIA.

PART  II.  CERTIFICATION  OF  FINANCIAL  STATEMENTS

     THE COMPANY'S CEO / CFO, JOSEPH OLLIVIER HEREBY CERTIFIES THE FINANCIAL STATEMENTS ENCLOSED. MR. OLLIVIER ALSO CERTIFIES THAT THE ENCLOSED FINANCIAL STATEMENTS COMPLY WITH THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934 AND THAT THE INFORMATION CONTAINED IN THE REPORT FAIRLY PRESENTS, IN ALL MATERIAL RESPECTS, THE FINANCIAL CONDITION AND RESULTS OF THE COMPANY. THE SIGNING OFFICER, JOSEPH OLLIVIER, CERTIFIES THAT HE HAS REVIEWED THE REPORT AND TO HIS KNOWLEDGE DOES NOT CONTAIN ANY MATERIAL MISSTATEMENTS OR OMISSIONS. MR. OLLIVIER FURTHER CERTIFIES THAT THE SIGNING OFFICERS ARE RESPONSIBLE FOR ESTABLISHING AND MAINTAINING INTERNAL CONTROLS, HAVE DESIGNED SUCH INTERNAL CONTROLS TO ENSURE THAT MATERIAL INFORMATION RELATING TO THE ISSUER AND ITS SUBSIDIARIES IS MADE KNOWN TO THE OFFICERS BY THOSE WITHIN THIS ENTITY. MR. OLLIVIER CERTIFIES THAT THERE HAVE BEEN NO INSTANCES OF FRAUD, WHETHER OR NOT MATERIAL, THAT INVOLVES MANAGEMENT OR EMPLOYEES WHO HAVE A SIGNIFICANT ROLE IN THE ISSUER'S INTERNAL CONTROLS. MR. OLLIVIER FURTHER CERTIFIES THAT HE WILL EVALUATE THE EFFECTIVENESS OF THE ISSUER'S INTERNAL CONTROLS WITHIN 90 DAYS OF THIS REPORT AND REPORT WHETHER ANY DEFICIENCIES IN THE DESIGN OR OPERATION OF INTERNAL CONTROLS COULD ADVERSELY AFFECT THE ISSUER'S ABILITY TO REPORT FINANCIAL DATA.






SIGNATURES

     IN ACCORDANCE WITH THE EXCHANGE ACT, THE REGISTRANT CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                          DATIGEN.COM,  INC.

DATE:  AUGUST  10,  2002       BY:  /S/  JOSEPH  OLLIVIER,  PRESIDENT