Form 10QSB
period 2002-09-30
DATIGEN COM INC
filed 2002-11-12
CIK 1086082

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For  the  quarterly  period  ended  September  30,  2002

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

Check  whether  the  issuer  (1)  has  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past
90 days. Yes [X] No [ ]

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of September 30, 2002: 860,000 shares of common stock.

              Transitional  Small  Business  Format:  Yes  [  ]  No  [  X  ]

                    Documents  incorporated  by  reference:  None



                           FORM  10-QSB

                        DATIGEN.COM,  INC.


INDEX
                                                       Page
PART I.     Financial Information

            Balance Sheet                                 3
            September 30, 2002 (unaudited)

            Statement of Operations for the Three         4
            and Nine Months Ended September 30,
            2002 and 2001.

            Statement of Stockholders' Equity             5

            Statement of Cash Flows for the Nine          6
            Months Ended September 30, 2002 and 2001

            Notes to Financial Statements                 7

            Management's Discussion and Analysis of       8
            Financial Condition

PART II.    Certification of Financial Statements         9



SIGNATURES                                                9

            Certification                                10



                                   PART  I.
                              Financial  Information

                                 DATIGEN.COM,  INC.
                                  Balance  Sheet
                                 September  30,  2002
                                   (unaudited)


Assets

  Current assets:
     Cash                                            $  184,361
     Marketable securities                                  100
     Inventory                                           25,959
     Related party notes receivable                     272,610
     Current portion of notes receivable                 38,158
   From franchisees
     Accounts receivable                                 39,381
                                                     -----------

Total current assets                                    560,519

  Property and equipment, net                            53,422
  Goodwill                                              344,805
  Notes Receivable from franchisees,                     90,975
    net of current portion
  Patent Costs, Net                                       6,500
  Other Assets                                            3,440
                                                     -----------

       Total assets                                  $1,059,711
                                                     ===========

Liabilities and Stockholders' Equity

  Current Liabilities:

    Customer deposits                                    15,000
                                                     -----------
  Total current liabilities                              15,000

Stockholders' equity:
  Common stock, no par value, 50,000,000 shares
  authorized; 860,000 shares issued and outstanding   1,236,600
  Unrealized loss/gain on securities                    (49,900)
  Accumulated deficit                                  (141,989)
                                                     -----------
       Total stockholders' equity                     1,044,711
                                                     -----------

Total liabilities and stockholders' equity           $1,059,711
                                                     ===========

         See  accompanying  footnotes



                                 DATIGEN.COM,  INC.
                              Statement  of  Operations
                                    (unaudited)




                           Three Months    Three Months    Nine Months   Nine Months
                            Ended Sept      Ended Sept     Ended Sept     Ended Sept
                             30, 2002        30, 2001       30, 2002       30, 2001
Revenues                  $     360,105   $           -   $   $572,372    $        -
Direct Costs                   (148,906)              -       (275,816)            -
General and
  administrative
  expenses                      (52,056)         (7,863)      (110,671)      (23,158)
                          --------------  --------------  -------------  ------------


Income (loss)
  from operations               159,143          (7,863)       185,885       (23,158)
                          --------------  --------------  -------------  ------------

Other Income
   Interest income
     from related party
     notes receivable             7,736               -         22,487        15,733
   Interest on cash                 625           9,518            903        13,932
   Gain on disposal
     of assets                        -               -          1,249             -
   Gain on sale of
     Securities                       -               -              -         3,399
                          --------------  --------------  -------------  ------------


Total other income                8,361           9,518         24,639        33,064
                          --------------  --------------  -------------  ------------

Income before taxes             167,504           1,655        210,524         9,906

Income tax expense                    -               -              -             -
                          --------------  --------------  -------------  ------------


       Net income         $     164,504   $       1,655   $    210,524   $     9,906
                          ==============  ==============  =============  ============

Net income per share
   basic and diluted      $         .20   $         .01   $        .25   $       .01
                          ==============  ==============  =============  ============

Weighted average
 shares - basic
 and diluted                    853,314         675,000        853,212       675,000
                          --------------  --------------  -------------  ------------


                 See accompanying notes to financial statements



                                               DATIGEN.COM, INC.
                                       Statement of Stockholders Equity
                                      Nine Months Ended September 30,2002
                                                  (unaudited)



                                                                            Cumulative
                                                                               Other
                                                        Common Stock      Comprehensive  Accumulated
                                                      Shares     Amount       Income       Deficit      Total
                                          -------------------  -----------  -----------  ---------  ----------



Balance, January 1, 2002                             675,000  $  1,065,100  $(49,700)  $(352,513)  $  662,887

Issuance of common stock for acquisition
Of Amerex                                            175,000  $    157,500         -           -   $  157,500

Exercise of stock options                             10,000  $     14,000         -           -   $   14,000

Comprehensive Net Income Calculation:
Net Income                                                 -             -         -     210,524      210,524
Other comprehensive income:
  Unrealized holding loss on
marketable securities                                      -             -      (200)          -         (200)
                                               -------------  ------------  ---------  ----------  -----------
  Comprehensive Income                                     -             -      (200)    210,524      210,324
                                               -------------  ------------  ---------  ----------  -----------

Balance, September 30, 2002                          860,000  $  1,236,600  $(49,900)  $(141,989)  $1,044,711
                                               -------------  ------------  ---------  ----------  -----------



                           See accompanying footnotes.



                                DATIGEN.COM, INC.
                            Statement of Cash Flows
                                  (unaudited)


                                                 Nine Months       Nine Months
                                                 Ended September   Ended September
                                                    30, 2002        30, 2001
                                                -----------------  ----------

Cash flows from operating activities:
Net income                                      $        210,524   $   9,906

  Depreciation expense                                     7,867           -
  Gain on sale of marketable
    Securities                                                 -      (3,399)
  Gain on disposal of asset                               (1,249)          -
  Gain on sale of marketable securities

Changes in operating assets and liabilities:

  Increase in accounts receivable                       (129,133)          -
   Increase in inventory                                 (25,959)          -
  Increase in other assets                                (3,440)          -
  Decrease in accounts payable                            (2,531)          -
  Increase in customer deposits                           15,000           -
                                                -----------------  ----------

     Total adjustments                                  (178,826)      3,399
                                                -----------------  ----------

    Net cash (used in) provided by                        31,698       6,507
      operating activities

Cash flows from investing activities:
 Issuance of related party notes receivable             (150,000)    580,400
  Repayments on related party notes receivable            88,390           -
  Increase in marketable securities                            -      (4,500)
  Purchase of equipment and goodwill                    (248,794)          -
  Proceeds from disposal of equipment                      2,449           -
  Patent costs                                            (7,500)      7,889
                                                -----------------  ----------
   Net cash(used in) provided by
    investing activities                                (315,455)    583,799
                                                -----------------  ----------
Cash flows from financing activities
  Exercise of stock options                               14,000           -
                                                -----------------  ----------
    Net (decrease) increase in cash                     (269,757)    590,306

Cash, beginning of period                                454,118      72,907
                                                -----------------  ----------
Cash, end of period                             $        184,361   $ 663,213
                                                -----------------  ----------

There were no non-cash investing or financing activities during the nine months ended September 30, 2002, and 2001.
                           See accompanying footnotes.

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

Note  2.     Patent  Costs

     Patent costs consist of legal fees to secure a patent and are being amortized over an estimated useful life of five years on a straight-line basis. Accumulated amortization was $1,000 as of September 30, 2002.

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

Note  4.     Equity  Transactions

     During the nine months ended September 30, 2002, the Company purchased the assets of Amerex, a sole proprietorship. The Company paid $200,000 and issued 175,000 of its common shares for property and equipment valued at $12,695 and Goodwill of $344,805.

Also during the nine months ended September 30, 2002, the Company granted three officers of the Company options to purchase 10,000 shares of common stock. The options exercise price was higher than the common stock fair value at the date of grant, and, thus, no compensation costs have been recorded. One of the officers exercised his options into 10,000 shares of common stock during the three months ended September 30, 2002.

Note  5.     Impact  of  Recently  Issued  Accounting  Guidance

     In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). The Company adopted the provisions of SFAS 142, as required on January 1, 2002. SFAS 142 requires that goodwill and intangible assets deemed to have an indefinite useful life be reviewed for impairment upon adoption of FAS 142 (January 1, 2002) and annually thereafter. As of September 30, 2002, the Company had not performed its annual impairment review.

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

Results  of  Operations
     Nine  Months  Ended  September  30,  2002  and  2001
     On January 2, 2002, Datigen paid $200,000 in cash and issued 175,000 shares of restricted common stock to M. Ballard Gardner of Orem, Utah, in exchange for substantially all the assets Mr. Gardner used in the business of trip hazard removal and concrete cutting. No receivables or liabilities were acquired. There was no relationship or affiliation between Datigen and Mr. Gardner prior to the transaction. As a result of the transaction, Mr. Gardner now holds 175,000 shares of Datigen common stock, or 20.35 percent of the outstanding shares.

The Company's operations consist of building its trip hazard removal and concrete cutting business and is investing in trust deed notes secured by real property. Until capital is required to fund development of its trip hazard removal business, the Company intends to continue investing in trust deed notes. During the nine months ended September 30, 2002, Datigen generated interest income from related party notes receivable of $22,487 as compared to $15,733 for the nine months ended September 30, 2001.

The Company had general and administrative expenses related to continuing operations of $110,671 and $23,158 for the nine months ended September 30, 2002 and 2001, respectively. These expenses consisted of general corporate administration, legal and professional expenses, and accounting and auditing costs. This significant increase is due to the Company's acquisition of its trip hazard removal business and the associated costs of the operating business.

Revenue provided by new operations through franchising the business and the removal of trip hazards in Utah resulted in $572,372 for the nine months ended September 30, 2002. As a result of the foregoing factors, the Company recognized net income of $210,524 for the nine months ended September 30, 2002, as compared to $9,906 for the same period in 2001.

The Company had direct costs related to trip hazard removal of $275,816 that primarily consists of direct labor for the nine months ended September 30, 2002.

As of September 30, 2002 Datigen had receivables of $39,381 from the removal of trip hazards, representing work preformed for various public and private entities, of which no amount is over 90 days old.

Liquidity  and  Capital  Resources

     At September 30, 2002, the Company had working capital of $545,569, consisting primarily of cash in the amount of $184,361, related party notes receivable of $272,610, and accounts receivable of $39,381 and notes receivable from franchise sales of $129,133. Management believes that the Company has sufficient cash and short-term investments to meet the anticipated needs of the Company's operations through at least the next 12 months.


Other  Information

     The Company intends to pursue franchising its patent pending trip-hazard removal concrete cutting process as its primary activity in addition to operating the Utah Precision Concrete Cutting Operation. The asking price for a franchise is $75,000 and would cover a geographic area containing roughly
2,000,000 people. We have been granted a franchise license in the states of Washington and California.

     The Company purchased in a related party transaction, one of its trucks directly from Mr. Ollivier, President of Datigen. After being used in the Company's day to day operations for two months without compensation to Mr.
Ollivier, the truck was purchased by Datigen for $17,500 which was the average of the high and low blue book value, and, thus, no compensation costs have been recorded.

PART  II.  Certification  of  Financial  Statements


SIGNATURES

     In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          DATIGEN.COM,  INC.

Date:  October  20,  2002       By:  /s/  Joseph  Ollivier,  President

                                  CERTIFICATION

I,  Joseph  Ollivier,  certify  that:

1.     I  have  reviewed this annual report on Form 10-KSB of Datigen.com, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  11/1/02     By:  /s/  Joseph  Ollivier,  President