Form 10KSB
period 2002-12-31
DATIGEN COM INC
filed 2003-03-25
CIK 1086082

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

[ X ] Annual report  pursuant to section 13 or 15(d) of the Securities  Exchange
             Act of 1934 For the fiscal year ended December 31, 2002

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

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB. [ ]

The  issuer's  revenue  for  its  most  recent  fiscal  year  was:  $862,053

The aggregate market value of the issuer's voting stock held as of March 1, 2003, by non-affiliates of the issuers was $972,414

As of March 1, 2003, the issuer had 860,000 shares of its no par value common stock outstanding.

Transitional  Small  Business  Format:  Yes  [  ]   No  [  X  ]

Documents  incorporated  by  reference:  None

Certain statements made in this Annual Report are "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements made in this Report are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the growth and expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements made in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements made in this Report, particularly in view of the Company's early stage of operations, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

PART  I
Item  1.  Description  of  Business.

General

     Datigen.com, Inc., "the Company" or "we," was formed as a Utah corporation in February 1999 for the purpose of engaging in the development and marketing of various internet and internet related products and services, including the development and marketing of web-based software. While developing that business, Datigen also engaged in the business of acquiring or investing in trust deed notes secured by real property to generate interest income.

     In January 2000, the Company acquired from an individual computer software programs and websites used for offering and performing computer diagnostic and improvement functions. The consideration for the acquisition consisted of 200,000 shares of Datigen restricted common stock valued at $2.00 per share, or a total of $400,000. After pursuing the development of this business through October 2000, we discontinued further development, marketing, and operation of the computer business based on a determination that it would be unlikely for the computer business to meet our expectations or goals for growth and development. Consequently, in November 2000, we reconveyed the computer technology to the individual from which it was acquired in exchange for the 200,000 shares of common stock originally issued for the acquisition.

     Datigen continued its business of investing in trust deed notes secured by real property in 2001. However, with decreasing interest rates throughout 2001, we also found this business to be less attractive for achieving our goals. Consequently, we sought a new business opportunity to pursue during the later part of 2001.

     As a result of our search, on January 2, 2002, Datigen paid $200,000 in cash and issued 175,000 shares of restricted common stock to trusts owned by M. Ballard Gardner and his wife Lola Gardner of Orem, Utah, in exchange for substantially all the assets Mr. Gardner owned in the business of trip hazard removal and concrete cutting. We did not acquire any of Mr. Gardner's receivables or assume any of his pre-existing liabilities. There was no relationship or affiliation between Datigen and Mr. Gardner prior to the transaction. As a result of the transaction, 175,000 shares of Datigen common stock were issued, or 20.59 percent of the outstanding shares.

      The assets acquired consisted primarily of equipment and supplies used in the trip hazard removal business, ongoing customer accounts, and methods of operation. The excess purchase price over equipment and supplies is allocated to goodwill. The Company intends to pursue the business of trip hazard removal in Utah, and use Utah as a base to expand operations to other metropolitan areas through company and independent operator-owned businesses through its franchise program. We are developing this business under the service name "Precision Concrete Cutting." As of December 31, 2002, there are five franchise operations.

Our  Service

     Datigen offers trip hazard removal services to public and private entities. The American Disability Act of 1991 ("ADA") requires removal of trip hazards from all public sidewalks and ramps. The ADA applies to all federal, state, county and municipal facilities. A trip hazard is defined in the Act as any vertical change over one-quarter inch at any joint or crack in sidewalks and ramps. Private property owners also have a need for trip hazard removal to mitigate potential liability for personal injury resulting from obvious trip hazards on their property.

     The Company markets a concrete cutting and finishing service to municipalities, apartment owners, churches, hospitals, educational institutions, etc. The cutting system we use was developed by M. Ballard Gardner, and uses a hand-held saw to cut through the concrete at the point of the hazard to angle off the vertical edge and then a grinder is applied to finish the newly cut surface of the concrete. Mr. Gardner developed the cutting system in 1991, and has been successfully using it to service state, county, and municipal facilities, as well as private entities in Utah. We believe the primary selling points of our system are that it:

-     requires  less  time  to  remove  the  trip-hazard

-     leaves  a  uniform  finish  on  the  concrete  surface  that  has been cut

-     is  a  long  term  solution  to  the  trip-hazard  problem

- is a cost effective solution, particularly for governmental entities that operate on tight budgets

Other methods of trip hazard removal include the use of grinders, concrete planers, and scablers to grind down the vertical edge, or require removal and replacement of the affected area of the sidewalk or ramp. We believe that only grinding down the vertical edge leaves a rough unfinished surface, and is potentially damaging to the underlying concrete, thus creating a more expensive maintenance problem. Our cutting system allows us to finish the surface and substantially reduces the risk of damage to the concrete as it places less stress on the concrete slab than grinding. Removing and replacing the affected area is a long-term solution, but it is more costly and time consuming. Consequently, we do not believe that there is any other method of trip hazard removal that offers the full range of benefits offered by our cutting system.

     Our cutting system and the equipment we use is not currently patented. We believe the equipment used in our cutting system may be patentable, and thus we have filed for patent protection. There is no assurance our patent will be accepted, therefore, others could develop or seek to duplicate our equipment and technology, and offer the same service, however, we believe duplication would be difficult. Consequently, there may not be significant barriers to others developing similar equipment and systems that could compete with us directly.

Marketing  Our  Service

     The Company offers its services under the service name "Precision Concrete Cutting" directly by personal service calls on prospective clients. Prospective clients include federal, state, county, and municipal facilities, including school districts and universities. We believe we have been successful in bidding on government contracts because our cutting system is a low cost, long-term solution for government entities. We also market our services to churches and private businesses. No single client accounted for more than 10 percent of revenues from cutting services in 2002.

    In 2002, we were successful bidders on 16 contracts totaling $500,128 at the Company owned trip hazard removal business.

     Each trip hazard removal project is bid separately on the basis of the number, size, and complexity of the hazards to be removed. The average cost of removing a one-quarter inch trip hazard on a standard sidewalk is approximately $48, and usually requires approximately one-half hour of labor to complete.

     The Company has filed a trademark application for the name "Precision Concrete Cutting" which is now pending on the supplemental register. We have received indication from the U.S. Patent and Trademark Office that our application should be accepted during the first quarter 2003.

Franchising

     Datigen's objective to refine its cutting system and method of operation in 2002, with a view to establishing a package of equipment and business methods that could be offered and sold as Precision Concrete Cutting franchises, resulted in five franchises sold. We believe franchises are popular among persons who desire to own and operate their own business, because it provides to them the equipment and a system for starting a business without the time and expense of identifying and developing a business concept. During 2002, Datigen successfully sold five franchises in the following areas: Spokane, WA; San Diego, CA; Sacramento, CA; Los Angeles, CA; and Arizona. As of March 1, 2002, Datigen has taken deposits for two other areas.

     Our  franchise  offering  includes:

- the equipment necessary for the trip hazard removal business, except for the vehicle the franchisee will need to transport equipment from job to job

- marketing information and materials, including a system for estimating and bidding trip hazard removal projects, as well as a piece work accounting system

-    a minimum of two weeks of initial  training  on how to operate  the system,

-    ongoing  support  and  training

     During 2002 our franchise fee was $75,000. Beginning on January 1, 2003, the franchise fee has increased to $95,000. We charge a continuing monthly royalty of four percent of gross sales, excluding taxes, once the franchise reaches gross sales equal to the franchise fee. The franchise is for an initial term of 10 years and has specific territorial rights. The franchise agreement provides us with the right to terminate a franchisee for a variety of reasons, including insolvency or bankruptcy, failure to operate according to certain standards, understatement of gross sales, failure to pay fees, or material misrepresentation on an application for a franchise.

Competition

     In Utah we compete in providing our trip hazard removal services with other independently owned businesses that provide concrete grinding and replacement. We believe there are a significant number of these businesses, particularly in the Salt Lake City and surrounding metropolitan areas, fragmenting the competitive market. Some of these businesses may have greater financial, operational, and managerial resources than us. We compete with these other businesses for trip hazard removal business on the basis of cost and service.

     There are a substantial number of established regional, national, and international franchise companies that offer a wide variety of business opportunities to persons seeking to own and operate their own businesses. Virtually all of these companies have well known and successful franchise systems, that make these companies and their franchise opportunities substantially more attractive to many prospective franchisees than ours will be. We intend to compete with these companies on the basis of cost and the profile of the business owner we seek. Our franchise opportunity has substantially lower cost of getting started than many franchises, because our trip hazard removal business can be operated from home with a pick-up truck and trailer so there is no need to make substantial capital expenditures to establish a business location and operation. Our franchised business is fairly simple to operate, so we target prospective franchisees that are not interested in businesses that require substantial management experience or capability to operate successfully.

Government  Regulation

     The business of removing trip hazards is not subject to any meaningful government regulation. Our proposed franchise sales program is subject to Federal Trade Commission regulations and various state laws regulating the offer and sale of franchises. The FTC and various state laws require us to furnish to prospective franchisees a franchise offering circular containing prescribed information. Fifteen states require registration of a franchise offering circular or a filing with state authorities. Substantive state laws that regulate the franchisor-franchisee relationship presently exist in a substantial number of states, and bills have been introduced in Congress from time to time, which provide for federal regulation of the franchisor-franchisee relationship in certain respects. The state laws often limit the duration and scope of non-competition provisions and the ability of a franchisor to terminate or refuse to renew a franchise, and may require us to escrow franchise fees until we provide all equipment, materials, and service offered to our franchisees to start their business. We are currently registered to offer and sell franchises in two of the 15 states requiring registration, and have completed an offering circular that complies with FTC regulations.

Employees

     We presently have one full-time executive officer. In addition, we employ eight persons on an hourly or part-time basis to perform concrete cutting and hazard removal services at the facilities of our clients.

Item  2.  Description  of  Property.

     Datigen currently uses office space of approximately 250 square feet free of charge provided by Joseph F. Ollivier, an officer and director, at 3191 North Canyon Road, Provo, Utah 84604. We lease on a month-to-month basis a commercial office and warehouse space located at the 938 North State Street, in Orem, Utah at a monthly rental rate of $1,440. The warehouse lease expires in August 2003.

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

PART  II
Item  5.  Market  for  Common  Equity  and  Related  Stockholder  Matters.

     The Company's common stock is listed on the Over the Counter Bulletin Board ("OTCBB"), under the symbol "DTGN". As of March 1, 2003, the Company had 149 shareholders holding 860,000 shares of common stock.

     The following quotations, as provided by the OTC Bulletin Board, NASDAQ Trading & Market Services, represent prices between dealers and do not include retail markup, markdown or commission. In addition, these quotations do not represent actual transactions.


Calendar Quarter Ended      High Bid ($)  Low Bid ($)

March 31, 2001 . . . .         1.625        0.750
June 30, 2001. . . . .         1.500        0.750
September 30, 2001 . .         1.200        0.750
December 31, 2001. . .         1.300        0.750
March 31, 2002 . . . .         1.290        1.010
June 30, 2002. . . . .         1.400        1.110
September 30, 2002 . .         1.110        1.010
December 31, 2002. . .         2.000        1.000

     Since its inception, no dividends have been paid on the common stock. The Company intends to retain any earnings for use in its business activities, therefore it is not expected that any dividends on the common stock will be declared and paid in the foreseeable future.

     On  November  11,  2002,  Datigen  issued to each of Joseph F. Ollivier, M.
Ballard Gardner, and Matthew Haney, all officers and directors, options to purchase 5,000 shares of common stock at an exercise price of $1.41 per share, which expire on November 11, 2007. The options were issued in reliance on the exemption from registration set forth in Section 4(2) of the Securities Act of 1933.

Item  6.  Management's  Discussion  and  Analysis  or  Plan  of  Operation.

Plan  of  Operation

     In calendar year 2001, Datigen was engaged in the business primarily of investing in debt Instruments secured by real estate. These investments, together with other interest and gain on sale of marketable securities resulted in total income of $37,112 and net income for 2001 of $9,280 after general and administrative expenses of $27,832. In January 2002 Datigen acquired assets consisting of equipment and supplies, ongoing customer accounts, and methods of operation pertaining to trip hazard removal, and actively pursued this business under the service name of "Precision Concrete Cutting," throughout 2002. As a result of this change in business activity, results of operations for 2002 are not comparable to Datigen's investment activities in 2001.

     In 2002 total revenue was $862,053. Revenue is generated by trip hazard removal services performed by Datigen, which was $500,128 in 2002 and from the sale of franchises to operate trip hazard removal businesses, which was $361,925 in 2002. Revenue from franchise sales is recognized when all material services or conditions relating to a sale have been substantially performed, which is the date the initial franchisee training is complete. This is the point at which Datigen has no remaining obligation to refund any cash received or forgive any unpaid notes for franchise fees, substantially all of the services required of Datigen have been performed, and no other material conditions or obligations related to substantial performance exist. Revenues from royalties are recorded monthly as they are earned. Revenues from product and equipment sales to franchisees are recorded when shipped.

     Direct operating costs related to performing trip hazard services by Datigen were $325,673 in 2002. This figure consists primarily of labor costs and expenses, supplies, and other materials required to perform specific trip hazard removal services. General and administrative expenses in 2002 were $275,043, which consists of management salaries, professional fees and other costs of implementing Datigen's franchise program, and other administrative costs.

     Management believes that revenue generated from trip hazard removal services and franchise sales and operations in 2003 will exceed direct operating costs and general and administrative expenses for operating the business, so that cash flow from operations will be sufficient to cover all operating expenses in the coming year.

     During 2002 Datigen realized interest on secured notes receivable of $30,387 and interest on cash of $3,235. Management intends to maintain its investment in debt Instruments secured by real estate during 2003 or until Datigen requires additional capital to expand operations.

     Datigen realized net income of $296,186 in 2002. The state of Utah and the country is currently experiencing an economic downturn and limited growth, which makes it difficult to predict or estimate our results of operations in future periods. A meaningful portion of our marketing effort is focused on governmental entities, which are experiencing budget cuts and limitations. We cannot predict whether or to what extent these budget limitations will affect our business. Furthermore, we are unable to predict to what extent economic conditions will adversely affect sales of franchises or the operations of our franchisees in the coming year. While management believes that Datigen will be able to operate profitably in 2003, the foregoing uncertainties make it impossible to predict the level of profitability or whether Datigen will be able to expand its business to any meaningful extent in 2003.

     At December 31, 2002, Datigen had total current assets of $616,138 and no liabilities. Consequently, management believes its working capital is more than adequate to fund any expansion or development plans Datigen may implement in 2003. Whether or to what extent Datigen embarks on any expansion or development plans in 2003 will depend on management's evaluation of economic conditions and whether there are reasonable opportunities, in light of those conditions, to successfully expand the business. If Datigen does pursue expansion, it may be necessary to obtain a larger facility for its base operations and for training and servicing franchisees. Datigen has not yet investigated any new facilities, but management believes there is a substantial amount of space available for lease or purchase at reasonable cost in and around Provo, Utah that would suitable for its needs.

Item  7.  Financial  Statements.

     For information required with respect to this Item 7, see the following pages F1 - F14 of this report:



TABLE OF CONTENTS
                                          Page
----------------------------------------------
FINANCIAL STATEMENTS:

Independent Auditors' Reports. . . . . . . F-2

Balance Sheets. . . . . . . . . . . . . . .F-4

Statements of Income . . . . . . . . . . . F-5

Statements of Stockholders' Equity . . . . F-6

Statements of Cash Flows . . . . . . . . . F-7

Notes to Financial Statements. . . . . . . F-8


                          INDEPENDENT AUDITOR'S REPORT




The  Board  of  Directors
of  Datigen.com,  Inc.

We have audited the accompanying balance sheet of Datigen.com, Inc. as of December 31, 2002, and the related statements of income, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Datigen.com, Inc. as of December 31, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/  Squire  &  Company,  PC


Orem,  Utah
February  5,  2003

                             INDEPENDENT AUDITORS' REPORT



To  the  Board  of  Directors
And  Stockholders  of
Datigen.com,  Inc.

We have audited the accompanying balance sheet of Datigen.com, Inc. as of December 31, 2001, and the related statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Datigen.com, Inc. as of December 31, 2001, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/  Tanner  +  Co.


Salt  Lake  City,  Utah
February  18,  2002


DATIGEN.COM,  INC.
BALANCE  SHEETS
December  31,  2002  and  2001
                                                                 2002         2001
                                                                 ----         ----


ASSETS

Current Assets:
     Cash . . . . . . . . . . . . . . . . . . . . . . . .  $  246,488   $  454,118
     Marketable securities. . . . . . . . . . . . . . . .           -          300
     Inventories. . . . . . . . . . . . . . . . . . . . .      33,574            -
     Related party notes receivable . . . . . . . . . . .     201,000      211,000
     Current portion of notes receivable from franchisees      97,210            -
     Accounts receivable. . . . . . . . . . . . . . . . .      37,866            -
                                                           -----------  -----------
          Total current assets. . . . . . . . . . . . . .     616,138      665,418

Property and Equipment, Net . . . . . . . . . . . . . . .      49,615            -

Goodwill. . . . . . . . . . . . . . . . . . . . . . . . .     344,805            -

Notes receivable from franchisees, net of current . . . .     110,588            -
     Portion

Other Assets. . . . . . . . . . . . . . . . . . . . . . .       9,127            -
                                                           -----------  -----------
     Total Assets . . . . . . . . . . . . . . . . . . . .  $1,130,273   $  665,418
                                                           ===========  ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Customer deposits. . . . . . . . . . . . . . . . . .  $        -   $    2,531

Stockholders' Equity:
     Common stock, no par value, 50,000,000 shares
          authorized. . . . . . . . . . . . . . . . . . .   1,236,600    1,065,100
     Unrealized loss on marketable securities . . . . . .     (50,000)     (49,700)
     Accumulated deficit. . . . . . . . . . . . . . . . .     (56,327)    (352,513)
                                                           -----------  -----------
          Total stockholders' equity. . . . . . . . . . .   1,130,273      662,887
                                                           -----------  -----------
               Total liabilities and stockholders' equity  $1,130,273   $  665,418
                                                           ===========  ===========


DATIGEN.COM,  INC.
STATEMENTS  OF  INCOME
Years  Ended  December  31,  2002  and  2001
                                                              2002       2001
                                                              ----       ----


Revenues . . . . . . . . . . . . . . . . . . . . . . . .  $862,053   $      -
Operating Expenses
     Direct operating costs. . . . . . . . . . . . . . .   325,673          -
     General and administrative. . . . . . . . . . . . .   275,043     27,832
                                                          ---------  ---------

          Total operating expenses . . . . . . . . . . .   600,716     27,832
                                                          ---------  ---------

Income (Loss) From Operations. . . . . . . . . . . . . .   261,337    (27,832)

Other Income (Expense):
     Interest income from related party notes receivable    30,387     22,244
     Interest on cash. . . . . . . . . . . . . . . . . .     3,235     11,469
     Interest expense. . . . . . . . . . . . . . . . . .       (22)         -
     Gain on disposal of assets. . . . . . . . . . . . .     1,249          -
     Gain on sale of marketable securities . . . . . . .         -      3,399
                                                          ---------  ---------

          Total other income . . . . . . . . . . . . . .    34,849     37,112
                                                          ---------  ---------

Income Before Income Taxes . . . . . . . . . . . . . . .   296,186      9,280

Income Tax Expense . . . . . . . . . . . . . . . . . . .         -          -
                                                          ---------  ---------

Net Income . . . . . . . . . . . . . . . . . . . . . . .  $296,186   $  9,280
                                                          =========  =========

Earnings Per Common Share - Basic and Fully Diluted . .  $   0.35   $   0.01
                                                          =========  =========

Weighted Average Shares Outstanding. . . . . . . . . . .   855,265    675,000



DATIGEN.COM, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended December 31, 2002 and 2001
                                                                               Cumulative
                                                                                  Other
                                                               Common Stock   Comprehensive Accumulated

                                                             Shares     Amount    Income     Deficit     Total
                                                            ---------  -------  ----------  ---------  ----------

Balance, January 1, 2001 . . . . . . . . . . . . . . . . .  675,000  $1,065,100  $(25,000)  $(361,793)  $  678,307

Comprehensive Net Income Calculation:
     Net income. . . . . . . . . . . . . . . . . . . . . .        -           -         -       9,280        9,280
     Other comprehensive income:
          Unrealized holding loss on marketable securities        -           -   (24,700)          -      (24,700)
                                                            -------  ----------  ---------  ----------  -----------
          Comprehensive net income . . . . . . . . . . . .        -           -   (24,700)      9,280      (15,420)
                                                            -------  ----------  ---------  ----------  -----------

Balance, December 31, 2001 . . . . . . . . . . . . . . . .  675,000  $1,065,100  $(49,700)  $(352,513)  $  662,887
                                                            =======  ==========  =========  ==========  ===========

Issuance of common stock for acquisition . . . . . . . . .  175,000     157,500         -           -      157,500
     Of Amerex

Exercise of stock options. . . . . . . . . . . . . . . . .   10,000      14,000         -           -       14,000

Comprehensive Net Income Calculation:
     Net Income. . . . . . . . . . . . . . . . . . . . . .        -           -         -     296,186      296,186
     Other comprehensive income:

          Unrealized holding loss on marketable securities        -           -      (300)          -         (300)
                                                            -------  ----------  ---------  ----------  -----------
          Comprehensive Net Income . . . . . . . . . . . .        -           -      (300)    296,186      295,886
                                                            -------  ----------  ---------  ----------  -----------

Balance, December 31, 2002 . . . . . . . . . . . . . . . .  860,000  $1,236,600  $(50,000)  $ (56,327)  $1,130,273
                                                            =======  ==========  =========  ==========  ===========



DATIGEN.COM,  INC.
STATEMENTS  OF  CASH  FLOWS
Years  Ended  December  31,  2002  and  2001



                                                                         2002       2001
                                                                    ---------  ---------
Cash Flows from Operating Activities:
     Net Income. . . . . . . . . . . . . . . . . . . . . . . . . .  $ 296,186   $  9,280
     Adjustments to reconcile net income to
          Net cash provided by operating activities:
               Depreciation and amortization . . . . . . . . . . .     12,425          -
               Gain on disposal of asset . . . . . . . . . . . . .     (1,249)         -
               Gain on sale of marketable securities . . . . . . .          -     (3,399)
               Changes in operating assets and liabilities:
                    Increase in notes receivables from franchisees   (207,798)         -
                    Increase in accounts receivable. . . . . . . .    (37,866)         -
                    Increase in inventories. . . . . . . . . . . .    (33,574)         -
                    Increase in other assets . . . . . . . . . . .     (3,377)         -
                    Decrease in accounts payable . . . . . . . . .     (2,531)     2,531
                                                                    ----------  ---------

                 Total adjustments . . . . . . . . . . . . . . . .   (273,970)      (868)
                                                                    ----------  ---------

     Net cash provided by operating activities . . . . . . . . . .     22,216      8,412

Cash Flows from Investing Activities:
     Issuance of related party notes receivable. . . . . . . . . .   (150,000)         -
     Repayments on related party notes receivable. . . . . . . . .    160,000    369,400
     Increase in marketable securities . . . . . . . . . . . . . .          -     (4,500)
     Purchase of equipment and goodwill. . . . . . . . . . . . . .   (248,795)         -
     Proceeds from disposal of equipment . . . . . . . . . . . . .      2,449          -
     Increase in patent costs. . . . . . . . . . . . . . . . . . .     (7,500)         -
     Proceeds from sale of marketable securities                            -      7,899
                                                                    ----------  --------

          Net cash (used) provided by investing activities . . . .   (243,846)   372,799

Cash Flows from Financing Activities:
     Exercise of stock options . . . . . . . . . . . . . . . . . .     14,000          -
                                                                    ----------  ---------

Beginning Cash . . . . . . . . . . . . . . . . . . . . . . . . . .    454,118     72,907
                                                                    ----------  ---------

Ending Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 246,488   $454,118
                                                                    ==========  =========

There was no non-cash investing or financing activities during the years ended December 31, 2002 and 2001

DATIGEN.COM,  INC
NOTES  TO  FINANCIAL  STATEMENTS


NOTE  1.     ORGANIZATION


Datigen.com, Inc., formerly Atomic Giant.com, Inc., (the Company) was incorporated in the State of Utah on February 10, 1999, for the purpose of developing and marketing various Internet and Internet-related products and services. Until January 1, 2002, the Company was considered to be in the developmental stage in accordance with SFAS No. 7.

Effective January 2, 2002, the Company purchased the assets of Amerex, a sole proprietorship. The Company paid $200,000 cash and issued 175,000 shares of common stock for property and equipment valued at $12,695 and goodwill of $344,805.

As a result of the Amerex purchase, the Company is the franchisor of trip hazard operations and sells machinery, saw blades and related products directly to franchisees. The Company is active in promoting training and technique programs to its franchisees. The Company also owns and operates a trip hazard removal business. The Company has commenced operations and has derived revenues from its asset purchase. Accordingly, the Company is no longer considered to be in the developmental stage.

Under its franchise agreement, the Company grants the right to operate a trip hazard business, which removes uneven surfaces in concrete sidewalks, using the Company's unique machinery and business processes in exclusive operating territories. Depending on certain conditions, the initial franchise fee ranges from $45,000 to $95,000, including equipment. The franchisees also pay a continuing royalty fee of 4%, based on the franchisees monthly gross sales. The royalty fee is not payable to the Company by the franchisee until the franchisee's gross revenues equal the initial franchise fee.

During the year ended December 31, 2002, the Company sold five new franchises and recognized revenues from the sale of those franchises of $350,000, including $99,378 of equipment. The number of franchised outlets in operation at December 31, 2002, is five. The Company owned and operated one outlet at December 31, 2002. The Company did not record royalty income for the year ended December 31, 2002. Product and equipment sales, other than equipment sales included in the initial franchise fees, made to franchisees totaled $7,807 for the year ended December 31, 2002. Revenues from the Company owned trip hazard business totaled $500,128 for the year ended December 31, 2002.

NOTE  2.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

The accounting policies of the Company conform to accounting principles generally accepted in the United States of America. The following is a summary of significant policies.

Concentration of Credit Risk - The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

Cash and Cash Equivalents - For purposes of the statement of cash flows, cash includes all cash and investments with original maturities to the Company of three months or less.

NOTE  2.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES(Continued)

Accounts Receivable - Accounts receivable are from customers of the Company, are currently due, and are deemed to be fully collectible.

Inventories - Inventories are valued at the lower of cost or market and consists of machinery, equipment, and other supplies to be sold to franchisees. Cost is determined using the first-in, first-out method.

Property and Equipment - Property and equipment are stated at cost, less accumulated depreciation. Depreciation and amortization are determined using the straight-line method over the estimated useful lives of the assets ranging form two to five years. Maintenance and repairs are expensed as incurred.

Revenue Recognition - Revenues from franchise sales are recognized when all material services or conditions relating to a sale have been substantially performed, which is the date the initial franchisee training is complete. Substantial performance means that the Company has no remaining obligation or intent-by agreement, trade practice, or law-to refund any cash received or forgive any unpaid notes or receivables; substantially all of the services of the Company required by its agreements with its franchisees have been performed; and, no other material conditions or obligations related to the determination of substantial performance exist. Revenues from royalties are recorded monthly as they are earned. Revenues from product and equipment sales are recorded when shipped to the franchisee. Revenue from the Company owned trip hazard operation is recorded as the work is performed.

Marketable Securities - The Company classifies its marketable debt and equity securities as "held to maturity" if it has the positive intent and ability to hold the securities to maturity. All other marketable debt and equity securities are classified as "available for sale." Securities classified as "available for sale" are carried in the financial statements at fair value. Realized gains and losses, determined using the specific identification method, are included in earnings; unrealized holding gains and losses are reported as a separate component of stockholders' equity. Securities classified as held to maturity are carried at amortized cost.

For both categories of securities, declines in fair value below amortized cost that are other than temporary are included in earnings.

The Company held only available-for-sale securities at December 31, 2002 and 2001.

Earnings Per Share - The computation of basic earnings per common share is based on the weighted average number of shares outstanding during each period.

The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus the common stock equivalents which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the year. Options and warrants to purchase 65,000 and 95,000 shares of common stock at prices ranging from $1.06 to $1.50 per share were outstanding at December 31, 2002 and 2001, respectively, but the inclusion of these options did not affect the diluted earnings per common share calculation.

NOTE  2.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES(Continued)


Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassification - Certain reclassifications have been made to the 2001 financial statements to conform to the 2002 presentation.

Stock Based Compensation - The Company adopted the disclosure only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation expense has been recognized for stock options granted to employees. Had compensation expense for the Company's stock options been determined based on the fair value at the grant date consistent with the provision of SFAS No. 123, the Company's results of operations would have been reduced to the pro forma amounts indicated below:



                                                    2002     2001
                                                ---------  ------
Net income as reported . . . . . . . . . . . .  $296,186   $9,280
Total stock-based employee compensation
     Expense determined under fair value based
     Method of all awards. . . . . . . . . . .   (53,350)       -
                                                ---------  ------

Net income pro forma . . . . . . . . . . . . .   242,836    9,280
Earnings per common share, as reported:. . . .      0.35     0.01
Earnings per common share, pro forma:. . . . .      0.28     0.01



The pro forma effect on net income may not be representative of the pro forma effect on net income for future years due to among other things: (i) the vesting period of future stock options and the (ii) fair value of additional stock options in future years.

The fair value of the options granted during 2002 is estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:




Expected dividend yield: . . . .  $          -
Expected stock price volatility:           135%
Risk-free interest rate: . . . .          2.21%
Expected life of options . . . .   1 - 5  years



The weighted average fair value of options granted during the year ended December 31, 2002 was $.97. The options are 100% vested at December 31, 2002 and 2001.

NOTE  2.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES(Continued)


Recent Accounting Pronouncements - In April 2002, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 145 ("SFAS 145"), "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS 145 rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt", FASB Statement No. 64, "Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements" and FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers." This Statement amends FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of SFAS 145 are required to be applied to fiscal years beginning after May 15, 2002. The adoption of SFAS 145 is not expected to have any impact on the Company's financial position or results of operations.

In June 2002, the FASB issued FASB Statement No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issue Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of SFAS 146 are required to be applied for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS 146 is not expected to have any material impact on the Company's financial position or results of operations.

In December 2002, the FASB issued FASB Statement No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation-Transition and Disclosure." SFAS 148 amends SFAS 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends APB Opinion No. 28, "Interim Financial Reporting," to require disclosure about those effects in interim financial information. The provisions of SFAS 148 are required to be applied to fiscal years ending after December 15, 2002. The adoption of SFAS 148 is not expected to have any impact on the Company's financial position or results of operation.

NOTE  3.     MARKETABLE  SECURITIES


Marketable securities have the following cost and market values as of December 31, 2002 and 2001:




                                          2002       2001
                                      ---------  ---------
Available for sale securities:
     Equity securities
          Cost . . . . . . . . . . .  $ 50,000   $ 50,000
          Fair Value . . . . . . . .         -        300
                                      ---------  ---------

             Gross Unrealized Loss    $(50,000)  $(49,700)

NOTE  4.     RELATED  PARTY  NOTES  RECEIVABLE  AND  TRANSACTIONS


During the year ended December 31, 2001, the Company loaned $211,000 to a finance company owned by an officer of the Company. The note was originally due August 1, 2002, but was later extended to August 1, 2003. The note is collateralized by real property and bears interest at 10%. Interest is due monthly. During 2002 and 2001, all interest due under the terms of the note was paid by December 31, 2002 and 2001, respectively.

On March 1, 2002, the Company loaned an additional $150,000 to the finance company owned by an officer of the Company. The note was collateralized by real property and bore an interest rate of 10%. The note was paid in full including all accrued interest on December 31, 2002.

During 2002, the Company rented property from officers and directors of the Company for $1,800.

NOTE  5.     NOTES  RECEIVABLE  FROM  FRANCHISEES


During the year ended December 31, 2002, the Company financed the sale of the initial franchisee fees. The notes earn interest from 8% to 12%, are collateralized by the franchises and related equipment and are payable monthly.

     Principle  maturities  on  the  notes  receivable  from  Franchisees are as follows:
                                   December  31
                                   ------------

                                   2003               $97,210
                                   2004                57,327
                                   2005                53,261
                                                     --------
                                                     $207,798
                                                     --------

NOTE  6.     INCOME  TAXES


             The provision (benefit) for income taxes consists of the following:


                     2002      2001
                 ---------  --------
Current:
     Federal. .  $ 73,261   $ 4,000
     State. . .    12,147       651
                 ---------  --------
                   85,408     4,651

Deferred:
     Federal. .   (73,959)   (4,000)
     State. . .   (11,449)     (651)
                 ---------  --------
                  (85,408)   (4,651)
                 ---------  --------

       Total     $      -   $     -
                 =========  ========

                                      F-12

NOTE  6.      INCOME  TAXES  (CONTINUED)


The Company's income tax expense for the years ended December 31, 2002 and 2001, respectively, differed from the federal statutory rate as follows:




                                                     2002     2001
                                                  -------  -------

Federal income tax expense at. . . . . . . . . .  $73,261  $ 4,000 statutory rate
State income tax expense, net of
     federal tax benefit . . . . . . . . . . . .   12,147        -
Utilization of net operating loss carry forwards  (85,408)   (4,000)
                                                  --------  --------
Total provision. . . . . . . . . . . . . . . . .  $     -   $     -
                                                  ========  ========





Deferred tax assets (liabilities) consist of the following at December 31, 2002 and 2001:




                                      2002        2001
                                  ---------  ----------
Net operating loss carry forwards $ 33,069   $ 131,000
Tax and book depreciation. . . .   (19,929)          -
Valuation allowance. . . . . . .   (13,140)   (131,000)
                                  ---------  ----------

Total provision. . . . . . . . .  $      -   $       -
                                  =========  ==========






At December 31, 2002 and 2001, the Company has a net operating loss carry forward available to offset future taxable income of approximately $89,000 and $353,000, respectively, which will begin to expire in 2019. The utilization of the net operating loss carry forward is dependent upon the tax laws in effect at the time the net operating loss carry forwards can be utilized. The change in the valuation allowance from 2001 to 2002 is primarily due to the utilization of the net operating loss carry forward during 2002.

NOTE  7.     SUPPLEMENTAL  CASH  FLOW  DISCLOSURE


The Company paid $22 and $0 for interest and income taxes, respectively, during the year ended December 31, 2002. The Company did not pay any interest or income taxes for the year ended December 31, 2001.

During the years ended December 31, 2002 and 2001, the Company recorded unrealized holding losses of $300 and $24,700, respectively, on its marketable securities.

NOTE  8.     STOCK  OPTIONS


The Company has a Stock Option Plan (the Option Plan), which provides for the grant of incentive stock options and non-qualified stock options to employees, directors and consultants. Incentive stock options may only be granted to employees. The Option Plan is administered by the Board of Directors, which determines the terms of options granted including the exercise price, the number of shares subject to the option, and the exercisability of the option.

The  schedule  of  stock  options  is  as  follows:


                                   Number of
                                    Options
                                  ----------
Outstanding at December 31, 2000    120,000
     Cancelled . . . . . . . . .    (25,000)
                                  ----------
Outstanding at December 31, 2001     95,000
     Granted . . . . . . . . . .     55,000
     Expired . . . . . . . . . .    (75,000)
     Exercised . . . . . . . . .    (10,000)
                                  ----------

Outstanding at December 31, 2002     65,000
                                  ==========






The following table summarizes information about stock options outstanding at December 31, 2002:





                             Options Outstanding                    Options Exercisable

                                          Weighted Average
                                              Remaining           Weighted
   Range of               Number          Contractual Life        Average          Number
Exercise Prices        Outstanding            (Years)          Exercise Price    Exercisable
-----------------  -------------------  --------------------   --------------    -----------
1.06 - $1.50             65,000                 3.87           $         1.38       65,000






NOTE  9.     GOODWILL


As discussed in Note 1, the Company acquired the assets of Amerex during 2002. The excess purchase price over assets acquired was allocated to Goodwill. The entire amount of Goodwill acquired is expected to be deductible for income tax purposes in the year allowed under tax law.

Goodwill was tested, according to the guidelines set forth in SFAS 142, for impairment in the fourth quarter of 2002. Goodwill is not considered to be impaired as of December 31, 2002. Accordingly, no impairment loss has been recognized in the financial statements.

NOTE  10.     FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS


The Company's financial instruments consist of cash and notes receivable. The carrying amounts approximate fair value because of the short-term nature of the items or the instruments bear interest at market rate.

NOTE  11.     COMMITMENTS  AND  CONTINGENCIES


The Company may become or is subject to investigations, claims or lawsuits ensuing out of the conduct of its business, including those related to environmental safety and health, product liability, commercial transactions, etc. The Company is currently not aware of any such items, which it believes could have a material adverse affect on its financial position.

NOTE  12     PRO  FORMA  2001  OPERATING  RESULTS  -  UNAUDITED


The following table compares 2002 actual operating results of the Company to the 2001 pro forma operating results, assuming the Amerex purchase was consummated January 2, 2001.




                                       Actual           Proforma
                                     Year Ended        Year Ended
                                December 31, 2002  December 31, 2001
                                ----------------- -------------------

Revenues. . . . . . . . . . . . . .  $   862,053  $          475,132
Operating Expenses
     Direct operating costs . . . .      325,673             167,530
     General and administrative . .      275,043             218,645
                                     -----------  ------------------

          Total operating expenses.      600,716             386,175
                                     -----------  ------------------

Income From Operations. . . . . . .      261,337              88,957

Other Income. . . . . . . . . . . .       34,849              27,580
                                     -----------  ------------------

Income Before Income Taxes. . . . .      296,186             116,537

Income Tax Expense. . . . . . . . .            -                   -
                                     -----------  ------------------

Net Income. . . . . . . . . . . . .  $   296,186  $          116,537
                                     ===========  ==================

Earnings Per Common Share - Basic .  $      0.35  $             0.14
                                     ===========  ==================
     And Fully Diluted

Weighted Average Shares Outstanding      855,265             850,000

                                      F-15

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

      Incorporated herein by this reference is the discussion under Item 4 of the current report on Form 8-K of Datigen dated June 14, 2002, reporting a change in certifying accountants.

PART  III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

Directors  and  Officers

     The following table sets forth the names, ages, and positions with the Company for each of the directors and officers of the Company.

Name                     Age     Positions  (1)                           Since

Joseph F. Ollivier       60      President, Chief Executive Officer       1999
                                 and  Director

M.  Ballard  Gardner     70      Operations  Manager  and Director        2002

Matthew  Haney           26      Franchise  Development  and  Director    2002

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

     M. Ballard Gardner. Starting in 1992, Mr. Gardner owned and operated Amerex the predecessor to Precision Concrete Cutting. Previous to Amerex he was employed as operations manager at Mini World, Inc. a high volume, clothing manufacturer.

     Matthew Haney. Mr. Haney graduated with a bachelor's degree in economics from Brigham Young University in Provo, Utah in December 2000. While in school Mr. Haney owned and operated from January 2000 through April 2001, a payroll service company for employers. Since December 2000, Mr. Haney has been employed by First Capital Funding, LLC, where he supervises loan activity.

Section  16(a)  Beneficial  Ownership  Reporting  Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires officers and Directors of the Company and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes in their ownership with the Securities and Exchange Commission, and forward copies of such filings to the Company. Based on the copies of filings received by the Company, during the most recent fiscal year, the directors, officers, and beneficial owners of more than ten percent of the equity securities of the Company registered pursuant to Section 12 of the Exchange Act, have not filed all forms on a timely basis, Forms 4 for Joseph Ollivier, Ballard Gardner, and Matthew Haney were filed late after the issuance of options on November 11, 2002. All other Forms 3, 4, and 5 and any amendments thereto, were filed on a timely basis.

Item  10.  Executive  Compensation

     On February 12, 2002, the Company granted to Ballard Gardner options to purchase 10,000 of common stock at an exercise price of $1.06, which expire on February 12, 2005, and on November 11, 2002, issued options to purchase an additional 5,000 shares of common stock at $1.41 per share, which expire on November 11, 2007. On May 15, 2002, Joseph Ollivier and Matthew Haney received options to purchase 10,000 shares of common stock each at an exercise price of $1.40, which expire on May 15, 2007, and options to purchase an additional 5,000 shares of common stock at $1.41 per share, which expire on November 11, 2007. Mr. Ollivier exercised his option to purchase 10,000 shares at an exercise price of $1.40 in July 2002. The options were issued to compensate the Company's officers for services rendered to the Company during 2002. The following table sets forth other compensation received by the Company's officers and directors as of December 31, 2002.



                                         Annual
                                      Compensation      Long Term Compensation
Name                           Year     Salary($)   Securities Underlying Options(#)
----                           -------  ----------  --------------------------------
Joseph F. Ollivier, President  2002     $   24,000              15,000
                               2001           0                   0
                               2000           0                   0

M. Ballard Gardner,            2002     $   75,000              15,000
   Operations Manager          2001           0                   0
                               2000           0                   0

Matthew Haney, Vice President  2002     $   16,500              15,000
                               2001           0                   0
                               2000           0                   0






     In January 2000, the Company granted to each of the directors a non-qualified option to purchase 25,000 shares of the Company's common stock on or before December 31, 2002, at an exercise price of $2.25 per share, which was the fair market value of the Company's common stock based on the trading price for the Company's securities on the date of grant. These options were not exercised before December 31, 2002 and have expired. No options were granted to any employee or executive officer during the year ended December 31, 2001. The following tables set forth certain information with respect to options granted during the years and exercised and unexercised options held by our executive officers as of December 31, 2002.

                    Number of        Percent of
                    Securities       total options
                    Underlying       granted to
                    Options          employees in       Exercise     Expiration
Name                granted (#)      the year          price($/Sh)      Date
----                -----------      --------------
Joseph F. Olliver     10,000              22.2           $1.40         5/15/07
     President         5,000              11.1           $1.41        11/11/07

M. Ballard Gardner    10,000              22.2           $1.06         2/12/05
 Operations Manager    5,000              11.1           $1.41        11/11/07

Matthew Haney         10,000              22.2           $1.40         5/15/07
  Vice President       5,000              11.1           $1.41        11/11/07





                        Number of Securities          Value of Unexercised
                        Underlying                    In-the-Money            Shares Acquired   Value
                        Unexercised Options/SARs at   Options/SARs at         on Exercise       Realized
Name                    December 31, 2002             December 31, 2002 ($)   During 2002       During 2002
                        Exercisable/Unexercisable     Exercisable/                (#)               ($)
                                                      Unexercisable (1)

Joseph F. Ollivier,         5,000/ 0                  $   450/ 0               10,000               -(*)
President and Director

M. Ballard Gardner,        15,000/ 0                  $ 4,850/ 0                  -                 -
Operations Manager
and Director

Matthew Haney,             15,000/ 0                  $ 1,450/ 0                  -                 -
VP Marketing and
Director





(1) This value is determined on the basis of the difference between the average of the high bid and asked prices on December 31, 2002, of the securities underlying the options and the exercise price.

* Joseph F. Ollivier exercised options to purchase 10,000 at $1.40 on 7/2/02, bid price on that date was $1.11 / share and ask price on that date was $1.38 / share.

The Company has a Stock Option Plan (the Option Plan), which provides for the grant of incentive stock options and non-qualified stock options to employees, directors and consultants. Incentive stock options may only be granted to employees. The Option Plan is administered by the Board of Directors, which determines the terms of options granted including the exercise price, the number of shares subject to the option, and the exercisability of the option.

The  schedule  of  stock  options  is  as  follows:




                                  Number of
                                  Options
                                  ----------
Outstanding at December 31, 2000    120,000
     Cancelled . . . . . . . . .    (25,000)
                                  ----------
Outstanding at December 31, 2001     95,000
     Granted . . . . . . . . . .     55,000
     Expired . . . . . . . . . .    (75,000)
     Exercised . . . . . . . . .    (10,000)
                                  ----------

Outstanding at December 31, 2002     65,000
                                  ==========

The following table summarizes information about stock options outstanding at December 31, 2002:





                             Options Outstanding                    Options Exercisable

                                          Weighted Average
                                              Remaining           Weighted
   Range of               Number          Contractual Life        Average          Number
Exercise Prices        Outstanding            (Years)          Exercise Price    Exercisable
-----------------  -------------------  --------------------   --------------    -----------
1.06 - $1.50             65,000                 3.87           $         1.38       65,000



Item  11.  Security  Ownership  of  Certain  Beneficial  Owners  and  Management

     The following table sets forth as of March 1, 2003, the number and percentage of the 860,000 outstanding shares of common stock which, according to the information supplied to the Company, were beneficially owned by (i) each person who is currently a director of the Company, (ii) each executive officer,
(iii) all current directors and executive officers of the Company as a group and
(iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding common stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

                                            Common         Percent of
                                            Shares         Class(1)
Name  and  Address

M.  Ballard  Gardner  (3)                   190,000        21.2
444  North  550  East
Orem,  UT  84097

Joseph  F.  Ollivier  (2)(3)                145,500        16.3
4643  N.  Mile  High
Provo,  UT  84604

Matthew  Haney  (2)(3)                       15,000        1.7
1368  South  Alpine  Loop
Provo,  Utah  84606

All  Executive  officers  and               350,500        39.2
  Directors  as  a  Group  (3  persons)

(1) These figures represent the percentage of ownership of the named individuals assuming each of them alone has exercised his or her options, and percentage ownership of all officers and directors of a group assuming all such purchase rights held by such individuals are exercised.

(2)  These  persons  are  all  of  the  officers  and  directors of the Company.

(3) These figures include, for Mr. Gardner options to purchase 10,000 shares at an exercise price of $1.06 per share and 5,000 shares at an exercise price of $1.41 per share. These figures include, for Mr. Ollivier, options to purchase 5,000 shares at an exercise price of $1.41 per share, and for Matthew Haney, options to purchase 10,000 shares at an exercise price of $1.40 and also 5,000 shares at $1.41.


Item  12.  Certain  Relationships  and  Related  Transactions

     Daitgen uses office space provided by Joseph F. Ollivier, an officer and director of the Company, free of charge. Datigen leased a garage and storage space located at the residence of M Ballard Gardner, our Operations Manager and a principal stockholder, in Orem, Utah at a monthly rental rate of $600 until May 1, 2002.

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

     At December 31, 2002, Datigen has outstanding $201,000 in notes receivable from a finance company owned and controlled by Joseph F. Ollivier, an officer and director of Datigen. The note is secured by real property through trust deeds as collateral and bear interest at the rate of 10 percent per annum. Interest is paid monthly and is current. The note is due in full in August 2003.

Item  13.  Exhibits  and  Reports  on  Form  8-K

Reports  on  Form  8-K

     No reports on Form 8-K were filed by the Company during the last calendar quarter of 2002.

Exhibits

     Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.

Exhibit  No.   Title  of  Document                                  Location*

3.1            Articles  of  Incorporation                          Form  10-SB
3.2            Bylaws                                               Form  10-SB
4.1            Long  Term  Stock  Incentive  Plan                   Form  10-KSB
10.1           Acquisition  of  Amerex                              Form  8-K
10.2           Employment  agreement  with  M. Ballard Gardner      Form  8-K
16.1           Letter  on  Change  in  Certifying  Accountant       Form  8-K
99.1           Certification  under  Section  906  of  the
               Sorbanes-Qxley Act  of  2002

*Exhibit No.'s 3.1 and 3.2 are incorporated herein by this reference to the Company's Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on May 11, 1999. Exhibit 4.1 is incorporated herein by this reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999, filed with the Securities and Exchange Commission on March 17, 2000. Exhibit No.'s 10.1 and 10.2 are incorporated herein by this reference to the Company's Current Report on Form 8-K filed January 9, 2002. Exhibit No.
16.1 is incorporated herein by this reference to the Company's Current Report on Form 8-K filed on June 14, 2002.

Item  14.  Controls  and  Procedures

Based on an evaluation under the supervision and with the participation of the Company's management as of a date within 90 days of the filing date of this Annual Report on Form 10-KSB, the Company's chief executive officer and chief financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (Exchange Act) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken. However, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events and there is no certainty that any design will succeed in achieving its stated goal under all potential future considerations, regardless of how remote.


SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     DATIGEN.COM,  INC.

Date:  March  17,  2003                     By:  /s/  Joseph  F.  Ollivier,
                                           Chief Executive and Financial Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  March  17,  2003                         /s/ Joseph F. Ollivier, Director

Date:  March  17,  2003                        /s/  M. Ballard Gardner, Director

Date:  March  17,  2003                        /s/  Matthew  Haney,  Director

                                  CERTIFICATION

I,  Joseph  Ollivier  certify  that:

1.     I  have  reviewed  this annual report on Form 10-KSB of Datigen.com, Inc.

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Dated:  March  17,  2003                    /s/  Joseph  F.  Ollivier
        ----------------                    -------------------------

Joseph  F.  Ollivier,
Chief  Executive  and  Financial  Officer