Form 10QSB
period 2003-03-31
DATIGEN COM INC
filed 2003-05-14
CIK 1086082

U.S.  SECURITIES  AND  EXCHANGE  COMMISSION
                             WASHINGTON,  D.C.  20549
                                   FORM  10-QSB

             [X]  QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(D)  OF
                       THE  SECURITIES  EXCHANGE  ACT  OF  1934

                  FOR  THE  QUARTERLY  PERIOD  ENDED  MARCH  31,  2003

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

CHECK  WHETHER  THE  ISSUER  (1)  HAS  FILED ALL REPORTS REQUIRED TO BE FILED BY
SECTION 13 OR 15(D) OF THE EXCHANGE ACT DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE ISSUER WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [X] NO []

                APPLICABLE  ONLY  TO  ISSUERS  INVOLVED  IN  BANKRUPTCY
                  PROCEEDINGS  DURING  THE  PRECEDING  FIVE  YEARS:

        CHECK WHETHER THE REGISTRANT HAS FILED ALL DOCUMENTS AND REPORTS REQUIRED TO BE FILED BY SECTIONS 12, 13, OR 15(D) OF THE EXCHANGE ACT SUBSEQUENT TO THE DISTRIBUTION OF SECURITIES UNDER A PLAN CONFIRMED BY A COURT. YES [ ] NO [ ]

                      APPLICABLE  ONLY  TO  CORPORATE  ISSUERS:

STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY, AS OF MARCH 31, 2003: 850,000 SHARES OF COMMON STOCK.

              TRANSITIONAL  SMALL  BUSINESS  FORMAT:  YES  [  ]  NO  [  X  ]

                    DOCUMENTS  INCORPORATED  BY  REFERENCE:  NONE

                          FORM  10-QSB
                       DATIGEN.COM,  INC.




                              INDEX





            PAGE
PART I.. .  FINANCIAL INFORMATION

            BALANCE SHEET                               3
            MARCH 31, 2003 (UNAUDITED)

            STATEMENT OF OPERATIONS FOR THE THREE       4
            MONTHS ENDED MARCH 31, 2003 AND 2002.

            STATEMENT OF STOCKHOLDERS' EQUITY FOR THE   5
            THREE MONTHS ENDED MARCH 31, 2003

            STATEMENT OF CASH FLOWS FOR THE THREE       6
            MONTHS ENDED MARCH 31, 2003 AND 2002.

            NOTES TO FINANCIAL STATEMENTS               7

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF    10
            FINANCIAL CONDITION

PART II.    SIGNATURES                                 11

            CERTIFICATION OF FINANCIAL STATEMENTS      12





PART  I.  FINANCIAL  INFORMATION
ITEM  1.  FINANCIAL  STATEMENTS





                                DATIGEN.COM, INC.
                                 BALANCE SHEETS
                                                              March 31,    December 31,
                                                                  2003            2002
                                                           ------------  --------------
                                                            (Unaudited)       (Audited)
ASSETS

CURRENT ASSETS:
  Cash. . . . . . . . . . . . . . . . . . . . . . . . . .  $   222,933   $     246,488
  Marketable securities . . . . . . . . . . . . . . . . .            -               -
  Inventories . . . . . . . . . . . . . . . . . . . . . .       69,877          33,574
  Related party notes receivable. . . . . . . . . . . . .      201,000         201,000
  Current portion of notes receivable from franchisees. .       36,230          97,210
  Accounts receivable . . . . . . . . . . . . . . . . . .       65,739          37,866
                                                           ------------  --------------

    Total current assets. . . . . . . . . . . . . . . . .      595,779         616,138

PROPERTY AND EQUIPMENT, Net . . . . . . . . . . . . . . .       58,592          49,615

GOODWILL. . . . . . . . . . . . . . . . . . . . . . . . .      344,805         344,805

NOTES RECEIVABLE FROM FRANCHISEES, net of current portion      113,973         110,588


OTHER ASSETS. . . . . . . . . . . . . . . . . . . . . . .       23,000           9,127
                                                           ------------  --------------

    Total assets. . . . . . . . . . . . . . . . . . . . .  $ 1,136,149   $   1,130,273
                                                           ============  ==============


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable. . . . . . . . . . . . . . . . . . . .  $     6,937   $           -
  Customer deposits . . . . . . . . . . . . . . . . . . .       10,000               -
                                                           ------------  --------------

    Total current liabilities . . . . . . . . . . . . . .       16,937               -

STOCKHOLDERS' EQUITY:
  Common stock, no par value, 50,000,000 shares
    authorized, 860,000 shares issued and outstanding . .    1,236,600       1,236,600
  Cumulative other comprehensive loss . . . . . . . . . .      (50,000)        (50,000)
  Accumulated deficit . . . . . . . . . . . . . . . . . .      (67,388)        (56,327)
                                                           ------------  --------------

    Total stockholders' equity. . . . . . . . . . . . . .    1,119,212       1,130,273
                                                           ------------  --------------

    Total liabilities and stockholders' equity. . . . . .  $ 1,136,149   $   1,130,273
                                                           ============  ==============



DATIGEN.COM, INC.
STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2003 and 2002
                                                           March 31      March 31
                                                            2003           2002
                                                        ------------  ------------
                                                         (Unaudited)   (Unaudited)

REVENUES . . . . . . . . . . . . . . . . . . . . . . .  $   132,998   $     85,277

DIRECT OPERATING COSTS . . . . . . . . . . . . . . . .       68,002         50,733

GENERAL AND ADMINISTRATIVE EXPENSES. . . . . . . . . .       85,495         30,901
                                                        ------------  ------------

INCOME (LOSS) FROM OPERATIONS. . . . . . . . . . . . .      (20,499)         3,643

OTHER INCOME (EXPENSE):
  Interest income from related party notes receivable.        5,025          5,976
  Interest on cash . . . . . . . . . . . . . . . . . .        3,939          1,249
  Other income . . . . . . . . . . . . . . . . . . . .          474              -
                                                        ------------  ------------

     Total other income. . . . . . . . . . . . . . . .        9,438          7,225
                                                        ------------  ------------

INCOME (LOSS) BEFORE INCOME TAXES. . . . . . . . . . .      (11,061)        10,868

INCOME TAX EXPENSE . . . . . . . . . . . . . . . . . .            -              -
                                                        ------------  ------------

NET INCOME (LOSS). . . . . . . . . . . . . . . . . . .  $   (11,061)  $     10,868
                                                        ============  ============

EARNINGS (LOSS) PER SHARE - BASIC AND FULLY DILUTED. .  $     (0.01)  $       0.01
                                                        ============  ============

WEIGHTED AVERAGE SHARES OUTSTANDING. . . . . . . . . .      860,000        848,000
                                                        ============  ============




DATIGEN.COM, INC.
STATEMENT OF STOCKHOLDERS' EQUITY
Three Months Ended March 31, 2003
(Unaudited)
-------------------------------------------------

                                                                             Cumulative
                                                                             Other
                                                   Common Stock              Comprehensive    Accumulated
                                                   Shares        Amount      Loss             Deficit        Total
                                                   ------------  ----------  ---------------  -------------  -----------

Balance, January 1, 2003. . . . . . . . . . . . .       860,000  $1,236,600  $      (50,000)  $    (56,327)  $1,130,273

Comprehensive Net Income Calculation:
  Net loss. . . . . . . . . . . . . . . . . . . .             -           -               -        (11,061)     (11,061)
  Other comprehensive income:
    Unrealized holding loss on marketable securities.         -           -               -              -            -
                                                   ------------  ----------  ---------------  -------------  -----------

    Comprehensive net income. . . . . . . . . . .             -           -               -        (11,061)     (11,061)
                                                   ------------  ----------  ---------------  -------------  -----------

Balance, March 31, 2003 . . . . . . . . . . . . .       860,000  $1,236,600  $      (50,000)  $    (67,388)  $1,119,212
                                                   ============  ==========  ===============  =============  ===========



DATIGEN.COM, INC.
STATEMENTS OF CASH FLOWS
(unaudited)
                                                                                          Three Months   Three Months
                                                                                          Ended March    Ended March
                                                                                           31, 2003        31, 2002
                                                                                         --------------  --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     (11,061)  $      10,868
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          4,998           1,468
Gain on disposal of asset . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              -          (1,249)
Changes in operating assets and liabilities:
     Decrease in franchise notes receivable . . . . . . . . . . . . . . . . . . . . . .         57,596               -
     Increase in accounts receivable. . . . . . . . . . . . . . . . . . . . . . . . . .        (27,873)        (46,431)
     Increase in inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (36,304)              -
     Increase in other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (14,623)              -
     Increase in accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . .          6,937          14,925
     Increase in customer deposits. . . . . . . . . . . . . . . . . . . . . . . . . . .         10,000               -
                                                                                         --------------  --------------

Total adjustments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            731         (31,287)
                                                                                         --------------  --------------

Net cash used by operating activities . . . . . . . . . . . . . . . . . . . . . . . . .        (10,330)        (20,419)

CASH FLOWS FROM INVESTING ACTIVITIES:
Issuance of related party notes receivable. . . . . . . . . . . . . . . . . . . . . . .              -        (150,000)
Purchase of equipment and goodwill. . . . . . . . . . . . . . . . . . . . . . . . . . .        (13,225)       (208,975)
Proceeds from disposal of equipment . . . . . . . . . . . . . . . . . . . . . . . . . .              -           2,449
                                                                                         --------------  --------------

Net cash used by investing activities . . . . . . . . . . . . . . . . . . . . . . . . .        (13,225)       (356,526)

NET DECREASE IN CASH. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (23,555)       (376,945)

BEGINNING CASH. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        246,488         454,118
                                                                                         --------------  --------------

ENDING CASH . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     222,933   $      77,173
                                                                                         ==============  ==============

There were no non-cash investing or financing activities during the three months ended
March 31, 2003 and 2002.

NOTE  1.     ACCOUNTING  POLICIES

The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the periods presented have been made. The interim financial results are not necessarily indicative of results expected for the entire year. These financial statements should be read in conjunction with the accompanying notes and other historical financial statements.

NOTE  2.     REVENUES

During the three months ended March 31, 2003 and 2002, the Company did not sell any new franchises. The number of franchised outlets in operation at March 31, 2003 and 2002 were five and zero, respectively. The Company owned and operated one outlet at March 31, 2003 and 2002. The Company did not record royalty income for the three months ended March 31, 2003 and 2002. Product and equipment sales, other than equipment sales included in the initial franchise fees, made to franchisees totaled $3,414 and zero for the three months ended March 31, 2003 and 2002, respectively. Revenues from the Company owned trip hazard business totaled $129,584 and $85,277 for the three months ended March 31, 2003 and 2002, respectively.

NOTE  3.     EARNINGS  (LOSS)  PER  SHARE

The Company follows SFAS No. 128, "Earnings per Share" which establishes standards for computing and presenting basic and diluted earnings per share ("EPS"). Under this statement, basic earnings (loss) per share is computed by dividing the income or loss available to common stockholders by the weighted average number of shares of common stock outstanding. Diluted earnings (loss) per share is determined by dividing the income or loss available to common stockholders by the sum of (1) the weighted average number of common shares outstanding and (2) the dilutive effect of outstanding potentially dilutive securities, including convertible preferred stock, stock options and warrants determined utilizing the treasury stock method.

NOTE  4.     STOCK-BASED  COMPENSATION

     The Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123 "Accounting of Stock-Based Compensation" as amended by SFAS No. 148. Accordingly, no compensation expense has been recognized for stock options granted to employees. Had compensation expense been determined based on fair value at the grant date consistent with the provisions of SFAS 123, the Company's results of operations would have been reduced to the pro forma amounts indicated below:




                                           MARCH 31,  MARCH 31,
                                              2003      2002
                                         ----------- ----------
Net (loss) income as reported:. . . . .  $  (11,061)  $10,868
Total stock-based employee compensation
    expense determined by fair valued
    method of awards. . . . . . . . . .           -     7,678
                                         -----------  -------
Net (loss) income pro forma:. . . . . .     (11,061)  $ 3,190
                                         ===========  =======

Earnings (loss) per share as reported:.       (0.01)     0.01
Earnings (loss) per share pro forma:. .       (0.01)     0.00

The pro forma effect on net loss may not be representative of the pro forma effect on net income for future periods due to among other things: (i) the vesting period of future stock options and the (ii) fair value of additional stock options in future years. The fair value of the options granted is estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:




          Expected dividend yield: . . . .            $      -
          Expected stock price volatility:                 135%
          Risk-free interest rate: . . . .                2.21%
          Expected life of options:. . . .             3 years

The weighted average fair value of options granted during the three months ended March 31, 2003 and 2002 was $0.00 and $0.77, respectively.

NOTE  5.     IMPACT  OF  RECENTLY  ISSUED  ACCOUNTING  GUIDANCE

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Whereas, under EITF Issue No. 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. As such, the Company adopted the provisions of SFAS 146 effective January 1, 2003. The adoption of these provisions has not had a significant impact on our financial statements.

NOTE  5.     IMPACT  OF  RECENTLY  ISSUED  ACCOUNTING  GUIDANCE  (CONTINUED)

In  November  2002,  the  FASB  issued  FASB  Interpretation  ("FIN")  No.  45,
"Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 clarifies and expands existing disclosure requirements for guarantees, including loan guarantees, and clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN No. 45 are applicable on a prospective basis for guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN No. 45 are effective for the Company's current financial statements ending December 31, 2002. The adoption of the disclosure requirements of FIN No. 45 during 2002, as well as the initial recognition and initial measurement provisions of FIN No. 45 in 2003, did not have an impact on our financial statements.

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities -- an Interpretation of Accounting Research Bulletin No. 51." FIN No. 46 clarifies rules for consolidation of special purpose entities. FIN No. 46 is effective for variable interest entities created after January 31, 2003 and to variable interest entities in which a Company receives an interest after that date. This pronouncement is effective on January 1, 2004 for variable interest entities acquired before February 1, 2003. The Company does not expect the adoption of FIN No. 46 to have a significant impact on our financial statements.

In November 2002, the EITF reached a consensus on Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 addresses determination of whether an arrangement involving more than one deliverable contains more than one unit of accounting and how the related revenues should be measured and allocated to the separate units of accounting. EITF Issue No. 00-21 will apply to revenue arrangements entered into after June 30, 2003; however, upon adoption, the EITF allows the guidance to be applied on a retroactive basis, with the change, if any, reported as a cumulative effect of accounting change in the statement of operations. The Company has not yet determined the impact this new standard will have on its results of operations or financial position, if any.

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

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION  AND
PLAN  OF  OPERATION

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


RESULTS  OF  OPERATIONS  -  THREE  MONTHS  ENDED  MARCH  31,  2003  AND  2002

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

     THE COMPANY'S OPERATIONS CONSIST OF BUILDING ITS TRIP HAZARD REMOVAL AND CONCRETE CUTTING BUSINESS AND IS INVESTING IN TRUST DEED NOTES SECURED BY REAL PROPERTY. UNTIL CAPITAL IS REQUIRED TO FUND DEVELOPMENT OF ITS TRIP HAZARD REMOVAL BUSINESS, THE COMPANY INTENDS TO CONTINUE INVESTING IN TRUST DEED NOTES. DURING THE THREE MONTHS ENDED MARCH 31, 2003, DATIGEN GENERATED INTEREST INCOME FROM RELATED PARTY NOTES RECEIVABLE OF $5,025 AS COMPARED TO $5,976 FOR THE
THREE  MONTHS  ENDED  MARCH  31,  2002.

     THE COMPANY HAD GENERAL AND ADMINISTRATIVE EXPENSES RELATED TO CONTINUING OPERATIONS OF $85,495 AND $30,901 FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002, RESPECTIVELY. THESE EXPENSES CONSISTED OF GENERAL CORPORATE ADMINISTRATION, LEGAL AND PROFESSIONAL EXPENSES, AND ACCOUNTING AND AUDITING COSTS. THIS SIGNIFICANT INCREASE IS DUE TO THE COMPANY'S ACQUISITION OF ITS TRIP HAZARD REMOVAL BUSINESS AND THE ASSOCIATED COSTS OF THE OPERATING BUSINESS AND SUPPORTING ITS FRANCHISE PROGRAM.

     REVENUE PROVIDED BY OPERATIONS THROUGH THE REMOVAL OF TRIP HAZARDS RESULTED IN $132,998 FOR THE THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO $85,277 FOR THE THREE MONTHS ENDED MARCH 31, 2002. AS A RESULT OF THE FOREGOING FACTORS, THE COMPANY RECOGNIZED NET LOSS OF $11,061 FOR THE THREE MONTHS ENDED MARCH 31, 2003, AS COMPARED TO NET GAIN OF $10,868 FOR THE SAME PERIOD IN 2002. THIS LOSS IS DUE TO THE INCREASED GENERAL AND ADMINISTRATIVE EXPENSES FOR THIS PERIOD AS COMPARED TO 2002.

     THE COMPANY HAD DIRECT COSTS RELATED TO TRIP HAZARD REMOVAL OF $68,002 THAT PRIMARILY CONSISTS OF DIRECT LABOR FOR THE THREE MONTHS ENDED MARCH 31, 2003, COMPARED TO $50,733 FOR THE THREE MONTHS ENDED MARCH 31, 2003.

     AS OF MARCH 31, 2003 DATIGEN HAD RECEIVABLES OF $65,739 FROM THE REMOVAL OF TRIP HAZARDS, REPRESENTING WORK PREFORMED FOR VARIOUS PUBLIC AND PRIVATE ENTITIES, OF WHICH NO AMOUNT IS OVER 90 DAYS OLD.

LIQUIDITY  AND  CAPITAL  RESOURCES

     AT MARCH 31, 2003, THE COMPANY HAD WORKING CAPITAL OF $578,842, CONSISTING PRIMARILY OF CASH IN THE AMOUNT OF $222,933, RELATED PARTY NOTES RECEIVABLE OF $201,000, AND ACCOUNTS RECEIVABLE OF $65,739. MANAGEMENT BELIEVES THAT THE COMPANY HAS SUFFICIENT CASH AND SHORT-TERM INVESTMENTS TO MEET THE ANTICIPATED NEEDS OF THE COMPANY'S OPERATIONS THROUGH AT LEAST THE NEXT 12 MONTHS.

OTHER  INFORMATION

     THE COMPANY INTENDS TO CONTINUE FRANCHISING ITS PATENT PENDING TRIP-HAZARD REMOVAL CONCRETE CUTTING PROCESS AS ITS PRIMARY ACTIVITY IN ADDITION TO OPERATING THE UTAH PRECISION CONCRETE CUTTING OPERATION. THE ASKING PRICE FOR A FRANCHISE IS $95,000 AND WOULD COVER A GEOGRAPHIC AREA CONTAINING ROUGHLY 2,000,000 PEOPLE. OUR UNIFORM FRANCHISE OFFERING CIRCULAR HAS BEEN ACCEPTED IN THE STATE OF WASHINGTON AND CALIFORNIA.

ITEM  14.  CONTROLS  AND  PROCEDURES

     BASED ON AN EVALUATION UNDER THE SUPERVISION AND WITH THE PARTICIPATION OF THE COMPANY'S MANAGEMENT AS OF A DATE WITHIN 90 DAYS OF THE FILING DATE OF THIS QUARTERLY REPORT ON FORM 10-QSB, THE COMPANY'S CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER HAVE CONCLUDED THAT THE COMPANY'S DISCLOSURE CONTROLS AND PROCEDURES (AS DEFINED IN RULES 13A-14(C) AND 15D-14(C) UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (EXCHANGE ACT) ARE EFFECTIVE TO ENSURE THAT INFORMATION REQUIRED TO BE DISCLOSED BY THE COMPANY IN REPORTS THAT IT FILES OR SUBMITS UNDER THE EXCHANGE ACT IS RECORDED, PROCESSED, SUMMARIZED AND REPORTED WITHIN THE TIME PERIODS SPECIFIED IN SECURITIES AND EXCHANGE COMMISSION RULES AND FORMS.

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


PART  II.  OTHER  INFORMATION:  NONE


SIGNATURES

     IN ACCORDANCE WITH SECTION 13 OR 15(D) OF THE EXCHANGE ACT, THE REGISTRANT CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

     DATIGEN.COM,  INC.

DATE:  MAY  12,  2003                     BY:  /S/  JOSEPH  F.  OLLIVIER,
---------------------                     -------------------------------
                                                     JOSEPH  F.  OLLIVIER
                                 CHIEF  EXECUTIVE  AND FINANCIAL  OFFICER

                                  CERTIFICATION

I,  JOSEPH  OLLIVIER  CERTIFY  THAT:

1.     I HAVE REVIEWED THIS QUARTERLY REPORT ON FORM 10-QSB OF DATIGEN.COM, INC.

2. BASED ON MY KNOWLEDGE, THIS QUARTERLY REPORT DOES NOT CONTAIN ANY UNTRUE STATEMENT OF A MATERIAL FACT OR OMIT TO STATE A MATERIAL FACT NECESSARY TO MAKE THE STATEMENTS MADE, IN LIGHT OF THE CIRCUMSTANCES UNDER WHICH SUCH STATEMENTS WERE MADE, NOT MISLEADING WITH RESPECT TO THE PERIOD COVERED BY THIS QUARTERLY REPORT;

3. BASED ON MY KNOWLEDGE, THE FINANCIAL STATEMENTS, AND OTHER FINANCIAL INFORMATION INCLUDED IN THIS QUARTERLY REPORT, FAIRLY PRESENT IN ALL MATERIAL RESPECTS THE FINANCIAL CONDITION, RESULTS OF OPERATIONS AND CASH FLOWS OF THE REGISTRANT AS OF, AND FOR, THE PERIODS PRESENTED IN THIS QUARTERLY REPORT;

4. THE REGISTRANT'S OTHER CERTIFYING OFFICERS AND I ARE RESPONSIBLE FOR ESTABLISHING AND MAINTAINING DISCLOSURE CONTROLS AND PROCEDURES (AS DEFINED IN EXCHANGE ACT RULES 13A-14 AND 15D-14) FOR THE REGISTRANT AND HAVE:

     A)  DESIGNED  SUCH  DISCLOSURE  CONTROLS  AND  PROCEDURES  TO  ENSURE  THAT
          MATERIAL INFORMATION RELATING TO THE REGISTRANT, INCLUDING ITS CONSOLIDATED SUBSIDIARIES, IS MADE KNOWN TO US BY OTHERS WITHIN THOSE ENTITIES, PARTICULARLY DURING THE PERIOD IN WHICH THIS QUARTERLY REPORT IS BEING PREPARED;

     B) EVALUATED THE EFFECTIVENESS OF THE REGISTRANT'S DISCLOSURE CONTROLS AND PROCEDURES AS OF A DATE WITHIN 90 DAYS PRIOR TO THE FILING DATE OF THIS QUARTERLY REPORT (THE "EVALUATION DATE"); AND

     C) PRESENTED IN THIS QUARTERLY REPORT OUR CONCLUSIONS ABOUT THE EFFECTIVENESS OF THE DISCLOSURE CONTROLS AND PROCEDURES BASED ON OUR EVALUATION AS OF THE EVALUATION DATE;


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


6. THE REGISTRANT'S OTHER CERTIFYING OFFICERS AND I HAVE INDICATED IN THIS QUARTERLY REPORT WHETHER OR NOT THERE WERE SIGNIFICANT CHANGES IN INTERNAL CONTROLS OR IN OTHER FACTORS THAT COULD SIGNIFICANTLY AFFECT INTERNAL CONTROLS SUBSEQUENT TO THE DATE OF OUR MOST RECENT EVALUATION, INCLUDING ANY CORRECTIVE ACTIONS WITH REGARD TO SIGNIFICANT DEFICIENCIES AND MATERIAL WEAKNESSES.




DATED:  MAY  12,  2003                    /S/  JOSEPH  F.  OLLIVIER
----------------------                    -------------------------
                                               JOSEPH  F. OLLIVIER,
                           CHIEF  EXECUTIVE  AND FINANCIAL  OFFICER