Form 10QSB
period 2003-06-30
DATIGEN COM INC
filed 2003-08-12
CIK 1086082

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED June 30, 2003

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                           COMMISSION FILE NO. 0-26027

                                DATIGEN.COM, INC.
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

                                      UTAH
                                      ----
         (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)

                                   87-0626333
                                   ----------
                        (IRS EMPLOYER IDENTIFICATION NO.)

                    3191 NORTH CANYON ROAD, PROVO, UTAH 84604
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (801)  373-3990
                                 ---------------
                           (ISSUER'S TELEPHONE NUMBER)

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

                      APPLICABLE  ONLY  TO  CORPORATE  ISSUERS:

STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY, AS OF June 30, 2003: 860,000 SHARES OF COMMON STOCK.

              TRANSITIONAL  SMALL  BUSINESS  FORMAT:  YES  [  ]  NO  [  X  ]

                    DOCUMENTS  INCORPORATED  BY  REFERENCE:  NONE

                           FORM 10-QSB
                        DATIGEN.COM, INC.

                              INDEX





                                                               PAGE
PART I.     FINANCIAL INFORMATION

ITEM 1.     BALANCE SHEET. . . . . . . . . . . . . . . . . . . .  3
            JUNE 30, 2003 (UNAUDITED)

            STATEMENT OF OPERATIONS FOR THE SIX. . . . . . . . .  4
            MONTHS ENDED JUNE 30, 2003 AND 2002.

            STATEMENT OF CASH FLOWS FOR THE SIX. . . . . . . . .  5
            MONTHS ENDED JUNE 30, 2003 AND 2002.

            NOTES TO FINANCIAL STATEMENTS. . . . . . . . . . . .  6

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF. . . . . . . 10
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3.     CONTROLS AND PROCEDURES. . . . . . . . . . . . . . . 11

PART II.    OTHER INFORMATION. . . . . . . . . . . . . . . . . . 12

ITEM 1.     LEGAL PROCEEDINGS

ITEM 2.     CHANGES IN SECURITIES

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY
            HOLDERS

ITEM 5.     OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . 12

CERTIFICATION EXHIBIT 99.1 . . . . . . . . . . . . . . . . . . . 13

PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

                              FINANCIAL INFORMATION
                                DATIGEN.COM, INC.

                                  BALANCE SHEET
                                  JUNE 30, 2003
                                  (UNAUDITED)




DATIGEN.COM, INC.
BALANCE SHEET
                                                              June 30,
                                                                2003
                                                            -----------
                                                            (Unaudited)
ASSETS

CURRENT ASSETS:
  Cash . . . . . . . . . . . . . . . . . . . . . . . . . .  $  279,513
  Inventories. . . . . . . . . . . . . . . . . . . . . . .      57,648
  Related party notes receivable . . . . . . . . . . . . .     193,934
  Current portion of notes receivable from franchisees . .      34,118
  Accounts receivable. . . . . . . . . . . . . . . . . . .      70,745
                                                            -----------

    Total current assets . . . . . . . . . . . . . . . . .     635,958

PROPERTY AND EQUIPMENT, Net. . . . . . . . . . . . . . . .      54,123

GOODWILL . . . . . . . . . . . . . . . . . . . . . . . . .     344,805

NOTES RECEIVABLE FROM FRANCHISEES, net of current portion.     154,953


OTHER ASSETS . . . . . . . . . . . . . . . . . . . . . . .       7,870
                                                            -----------

    Total assets . . . . . . . . . . . . . . . . . . . . .  $1,197,709
                                                            ===========


STOCKHOLDERS' EQUITY

STOCKHOLDERS' EQUITY:
  Common stock, no par value, 50,000,000 shares
    authorized, 860,000 shares issued and outstanding. . .  $1,236,600
  Cumulative other comprehensive loss. . . . . . . . . . .     (50,000)
  Retained earnings. . . . . . . . . . . . . . . . . . . .      11,109
                                                            -----------

    Total stockholders' equity . . . . . . . . . . . . . .   1,197,709
                                                            -----------

      Total liabilities and stockholders' equity . . . . .  $1,197,709
                                                            ===========


                                 DATIGEN.COM, INC.
                              STATEMENT OF OPERATIONS
                                    (UNAUDITED)




DATIGEN.COM, INC.
STATEMENTS OF INCOME
                                      Three Months    Three Months    Six Months    Six Months
                                       Ended June      Ended June     Ended June    Ended June
                                        30, 2003         30, 2002      30, 2003      30, 2002
                                      --------------  --------------  ------------  -----------
                                        (Unaudited)     (Unaudited)    (Unaudited)  (Unaudited)

REVENUES . . . . . . . . . . . . . .  $     262,939   $      126,990  $   395,937   $   212,267

DIRECT OPERATING COSTS . . . . . . .        141,149           76,177      209,152       126,910

GENERAL AND ADMINISTRATIVE EXPENSES.         51,082           27,715      136,580        58,616
                                      --------------  --------------  ------------  -----------

INCOME FROM OPERATIONS . . . . . . .         70,708           23,098       50,205        26,741

OTHER INCOME (EXPENSE):
  Interest income. . . . . . . . . .          7,759            9,054       16,723        15,035
  Other income . . . . . . . . . . .             44                -          522         1,244
  Interest expense . . . . . . . . .            (14)               -          (14)            -
                                      --------------  --------------  ------------  -----------

     Total other income. . . . . . .          7,789            9,054       17,231        16,279
                                      --------------  --------------  ------------  -----------

INCOME BEFORE INCOME TAXES . . . . .         78,497           32,152       67,436        43,020

INCOME TAX EXPENSE . . . . . . . . .              -                -            -             -
                                      --------------  --------------  ------------  -----------

NET INCOME . . . . . . . . . . . . .  $      78,497   $       32,152  $    67,436   $    43,020
                                      ==============  ==============  ============  ===========

EARNINGS PER SHARE - BASIC . . . . .  $        0.09   $         0.04  $      0.08   $      0.05
                                      ==============  ==============  ============  ===========

EARNINGS PER SHARE - FULLY DILUTED .  $        0.09   $         0.04  $      0.08   $      0.05
                                      ==============  ==============  ============  ===========

WEIGHTED AVERAGE SHARES OUTSTANDING

  Basic. . . . . . . . . . . . . . .        860,000          850,000      860,000       849,033
  Fully Diluted. . . . . . . . . . .        870,949          851,111      875,169       849,880


                                DATIGEN.COM, INC.
                            STATEMENT OF CASH FLOWS
                                  (UNAUDITED)




DATIGEN.COM, INC.
STATEMENTS OF CASH FLOWS
                                                          Six Months        Six Months
                                                         Ended June 30,    Ended June 30,
                                                             2003              2002
                                                        ----------------  ---------------
                                                           (Unaudited)      (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income . . . . . . . . . . . . . . . . . . . . .  $        67,436   $       43,020
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation and amortization. . . . . . . . . . .           10,217            3,601
    Gain on disposal of asset. . . . . . . . . . . . .                -           (1,249)
    Sale of franchise. . . . . . . . . . . . . . . . .          (50,000)               -
    Changes in operating assets and liabilities:
        Decrease in franchise notes receivable.. . . .           68,727                -
        Increase in accounts receivable . . . .. . . .          (32,879)         (61,394)
        Increase in inventories . . . . . . . .. . . .          (24,074)          (9,818)
        Increase in other assets. . . . . . . .. . . .             (243)          (9,200)
        Increase in accounts payable. . . . . .. . . .                -            1,869
        Increase in customer deposits . . . . .. . . .                -           10,000
                                                        ----------------  ---------------

Total adjustments. . . . . . . . . . . . . . . . . . .          (28,252)         (66,191)
                                                        ----------------  ---------------

Net cash provided (used) by operating activities . . .           39,184          (23,171)

CASH FLOWS FROM INVESTING ACTIVITIES:
  (Increase) decrease in related party notes receivable.          7,066         (140,000)
  Purchase of equipment and goodwill . . . . . . . . . .        (13,225)        (214,920)
  Proceeds from disposal of equipment. . . . . . . . . .              -            2,449
  Patent costs . . . . . . . . . . . . . . . . . . . . .              -           (7,500)
                                                        ----------------  ---------------

Net cash used by investing activities. . . . . . . . .           (6,159)        (359,971)
                                                        ----------------  ---------------

NET INCREASE (DECREASE) IN CASH. . . . . . . . . . . .           33,025         (383,142)

BEGINNING CASH . . . . . . . . . . . . . . . . . . . .          246,488          454,117
                                                        ----------------  ---------------

ENDING CASH. . . . . . . . . . . . . . . . . . . . . .  $       279,513   $       70,975
                                                        ================  ===============



There were no non-cash investing or financing activities during the six months Ended June 30, 2003 and 2002.

DATIGEN.COM,  INC.
NOTES  TO  FINANCIAL  STATEMENTS
--------------------------------

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

THE PREPARATION OF FINANCIAL STATEMENTS IN CONFORMITY WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES REQUIRES MANAGEMENT TO MAKE ESTIMATES AND ASSUMPTIONS THAT AFFECT THE REPORTED AMOUNTS IN THE FINANCIAL STATEMENTS AND THE ACCOMPANYING
NOTES.  ACTUAL  AMOUNTS  COULD  DIFFER  FROM  THOSE  ESTIMATES.

NOTE  2.     REVENUES

DURING THE SIX MONTHS ENDED JUNE 30, 2003, THE COMPANY SOLD ONE NEW FRANCHISE. THE NUMBER OF FRANCHISED OUTLETS IN OPERATION AT JUNE 30, 2003 AND 2002, WERE SIX AND ZERO, RESPECTIVELY. THE COMPANY OWNED AND OPERATED ONE OUTLET AT JUNE 30, 2003 AND 2002. THE COMPANY RECORDED $1,199 AND $0 IN ROYALTY INCOME FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002. PRODUCT AND EQUIPMENT SALES, OTHER THAN EQUIPMENT SALES INCLUDED IN THE INITIAL FRANCHISE FEE, TOTALED $10,128 AND $3,357 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002, RESPECTIVELY. REVENUES FROM THE COMPANY-OWNED TRIP HAZARD BUSINESS TOTALED $289,523 AND $208,910 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002, RESPECTIVELY.

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




                                                Six Months         Six Months
                                                  Ended              Ended
                                               June 30, 2003      June 30, 2002
                                               -------------      -------------

Net income as reported:. . . . . . . . . . .     $   67,436             43,020
Total stock-based employee compensation
     expense determined by fair valued-based
     method of awards. . . . . . . . . . . .             -             (26,484)
                                                 -----------          ---------

Net income pro forma:. . . . . . . . . . . .     $   67,436           $ 16,536
                                                 ===========          =========

Earnings per share as reported:. . . . . . .           0.08               0.05
Earnings per share pro forma:. . . . . . . .           0.08               0.02





THE PRO FORMA EFFECT ON NET INCOME MAY NOT BE REPRESENTATIVE OF THE EFFECT ON NET INCOME FOR FUTURE PERIODS DUE TO AMONG OTHER THINGS: (I) THE VESTING PERIOD OF FUTURE STOCK OPTIONS AND THE (II) FAIR VALUE OF ADDITIONAL STOCK OPTIONS IN FUTURE YEARS. THE FAIR VALUE OF THE OPTIONS GRANTED IS ESTIMATED AT THE DATE OF GRANT USING THE BLACK-SCHOLES OPTION-PRICING MODEL WITH THE FOLLOWING
ASSUMPTIONS:




Expected dividend yield: . . . .  $      -
Expected stock price volatility:       135%
Risk-free interest rate: . . . .      2.21%
Expected life of options:. . . .   3 years




     THE WEIGHTED AVERAGE FAIR VALUE OF OPTIONS GRANTED DURING THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002 WAS $0.00 AND $0.88, RESPECTIVELY.

NOTE  5.     IMPACT  OF  RECENTLY  ISSUED  ACCOUNTING  GUIDANCE

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

NOTE  5.     IMPACT  OF  RECENTLY  ISSUED  ACCOUNTING  GUIDANCE  (CONTINUED)

THE GUIDANCE TO BE APPLIED ON A RETROACTIVE BASIS, WITH THE CHANGE, IF ANY, REPORTED AS A CUMULATIVE EFFECT OF ACCOUNTING CHANGE IN THE STATEMENT OF OPERATIONS. THE COMPANY DOES NOT ANTICIPATE THAT THIS STANDARD WILL HAVE ANY IMPACT ON THE RESULTS OF ITS OPERATIONS OR FINANCIAL POSITION.

IN APRIL 2002, THE FINANCIAL ACCOUNTING STANDARDS BOARD ("FASB") ISSUED FASB STATEMENT NO. 145 ("SFAS 145"), "RESCISSION OF FASB STATEMENTS NO. 4, 44 AND 64, AMENDMENT OF FASB STATEMENT NO. 13, AND TECHNICAL CORRECTIONS." SFAS 145 RESCINDS FASB STATEMENT NO. 4, "REPORTING GAINS AND LOSSES FROM EXTINGUISHMENT OF DEBT," FASB STATEMENT NO. 64, "EXTINGUISHMENT OF DEBT MADE TO SATISFY SINKING-FUND REQUIREMENTS," AND FASB STATEMENT NO. 44 "ACCOUNTING FOR INTANGIBLE ASSETS OF MOTOR CARRIERS." THIS STATEMENT AMENDS FASB STATEMENT NO. 13, "ACCOUNTING FOR LEASES," TO ELIMINATE AN INCONSISTENCY BETWEEN THE REQUIRED ACCOUNTING FOR SALE-LEASEBACK TRANSACTIONS AND THE REQUIRED ACCOUNTING FOR CERTAIN LEASE MODIFICATIONS THAT HAVE ECONOMIC EFFECTS SIMILAR TO SALE-LEASEBACK TRANSACTIONS. THIS STATEMENT ALSO AMENDS OTHER EXISTING AUTHORITATIVE
PRONOUNCEMENTS TO MAKE VARIOUS TECHNICAL CORRECTIONS, CLARIFY MEANINGS, OR DESCRIBE THEIR APPLICABILITY UNDER CHANGED CONDITIONS. THE PROVISIONS OF SFAS 145 ARE REQUIRED TO BE APPLIED TO FISCAL YEARS BEGINNING AFTER MAY 15, 2002. THE ADOPTION OF SFAS 145 IS NOT EXPECTED TO HAVE ANY IMPACT ON THE COMPANY'S FINANCIAL POSITION OR RESULTS OF OPERATIONS.

IN OCTOBER 2002, THE FASB ISSUED STATEMENT NO. 147, "ACQUISITIONS OF CERTAIN FINANCIAL INSTITUTIONS-AN AMENDMENT OF FASB STATEMENTS NO. 72 AND 144 AND FASB INTERPRETATION NO. 9," WHICH REMOVES ACQUISITIONS OF FINANCIAL INSTITUTIONS FROM THE SCOPE OF BOTH STATEMENT 72 AND INTERPRETATION 9 AND REQUIRES THAT THOSE TRANSACTIONS BE ACCOUNTED FOR IN ACCORDANCE WITH STATEMENTS NO. 141, "BUSINESS COMBINATIONS," AND NO. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS." IN ADDITION, THIS STATEMENT AMENDS SFAS NO. 144, "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS," TO INCLUDE IN ITS SCOPE LONG-TERM CUSTOMER-RELATIONSHIP INTANGIBLE ASSETS OF FINANCIAL INSTITUTIONS SUCH AS DEPOSITOR- AND BORROWER-RELATIONSHIP INTANGIBLE ASSETS AND CREDIT CARDHOLDER
INTANGIBLE ASSETS. THE REQUIREMENTS RELATING TO ACQUISITIONS OF FINANCIAL INSTITUTIONS ARE EFFECTIVE FOR ACQUISITIONS FOR WHICH THE DATE OF ACQUISITION IS ON OR AFTER OCTOBER 1, 2002. THE PROVISIONS RELATED TO ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF CERTAIN LONG-TERM CUSTOMER-RELATIONSHIP INTANGIBLE ASSETS ARE EFFECTIVE ON OCTOBER 1, 2002. THE ADOPTION OF THIS STATEMENT DID NOT HAVE A MATERIAL IMPACT ON THE COMPANY'S FINANCIAL POSITION OR RESULTS OF OPERATIONS AS THE COMPANY HAS NOT ENGAGED IN EITHER OF THESE ACTIVITIES.

IN DECEMBER 2002, THE FASB ISSUED STATEMENT NO. 148, "ACCOUNTING FOR STOCK-BASED COMPENSATION-TRANSITION AND DISCLOSURE," WHICH AMENDS FASB STATEMENT NO. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, TO PROVIDE ALTERNATIVE METHODS OF
TRANSITION FOR A VOLUNTARY CHANGE TO THE FAIR VALUE BASED METHOD OF ACCOUNTING FOR STOCK-BASED EMPLOYEE COMPENSATION. IN ADDITION, THIS STATEMENT AMENDS THE DISCLOSURE REQUIREMENTS OF STATEMENT 123 TO REQUIRE PROMINENT DISCLOSURES IN BOTH ANNUAL AND INTERIM FINANCIAL STATEMENTS ABOUT THE METHOD OF ACCOUNTING FOR STOCK-BASED EMPLOYEE COMPENSATION AND THE EFFECT OF THE METHOD USED ON REPORTED RESULTS. THE TRANSITION GUIDANCE AND ANNUAL DISCLOSURE PROVISIONS OF STATEMENT 148 ARE EFFECTIVE FOR FISCAL YEARS ENDING AFTER

NOTE  5.     IMPACT  OF  RECENTLY  ISSUED  ACCOUNTING  GUIDANCE  (CONTINUED)

DECEMBER 15, 2002, WITH EARLIER APPLICATION PERMITTED IN CERTAIN CIRCUMSTANCES. THE INTERIM DISCLOSURE PROVISIONS ARE EFFECTIVE FOR FINANCIAL REPORTS CONTAINING FINANCIAL STATEMENTS FOR INTERIM PERIODS BEGINNING AFTER DECEMBER 15, 2002. THE ADOPTION OF THIS STATEMENT DID NOT HAVE A MATERIAL IMPACT ON THE COMPANY'S FINANCIAL POSITION OR RESULTS OF OPERATIONS AS THE COMPANY HAS NOT ELECTED TO CHANGE TO THE FAIR VALUE BASED METHOD OF ACCOUNTING FOR STOCK-BASED EMPLOYEE COMPENSATION.

IN JANUARY 2003, THE FASB ISSUED INTERPRETATION NO. 46, "CONSOLIDATION OF VARIABLE INTEREST ENTITIES." INTERPRETATION 46 CHANGES THE CRITERIA BY WHICH ONE COMPANY INCLUDES ANOTHER ENTITY IN ITS CONSOLIDATED FINANCIAL STATEMENTS. PREVIOUSLY, THE CRITERIA WERE BASED ON CONTROL THROUGH VOTING INTEREST. INTERPRETATION 46 REQUIRES A VARIABLE INTEREST ENTITY TO BE CONSOLIDATED BY A COMPANY IF THAT COMPANY IS SUBJECT TO A MAJORITY OF THE RISK OF LOSS FROM THE VARIABLE INTEREST ENTITY'S ACTIVITIES OR ENTITLED TO RECEIVE A MAJORITY OF THE
ENTITY'S RESIDUAL RETURNS OR BOTH. A COMPANY THAT CONSOLIDATES A VARIABLE INTEREST ENTITY IS CALLED THE PRIMARY BENEFICIARY OF THAT ENTITY. THE CONSOLIDATION REQUIREMENTS OF INTERPRETATION 46 APPLY IMMEDIATELY TO VARIABLE INTEREST ENTITIES CREATED AFTER JANUARY 31, 2003. THE CONSOLIDATION REQUIREMENTS APPLY TO OLDER ENTITIES IN THE FIRST FISCAL YEAR OR INTERIM PERIOD BEGINNING AFTER JUNE 15, 2003. CERTAIN OF THE DISCLOSURE REQUIREMENTS APPLY IN ALL FINANCIAL STATEMENTS ISSUED AFTER JANUARY 31, 2003, REGARDLESS OF WHEN THE VARIABLE INTEREST ENTITY WAS ESTABLISHED. THE COMPANY DOES NOT EXPECT THE
ADOPTION TO HAVE A MATERIAL IMPACT TO THE COMPANY'S FINANCIAL POSITION OR RESULTS OF OPERATIONS.

IN APRIL 2003, THE FASB ISSUED SFAS NO. 149, "AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES." STATEMENT 149 AMENDS AND CLARIFIES FINANCIAL ACCOUNTING AND REPORTING OF DERIVATIVE INSTRUMENTS,
INCLUDING CERTAIN DERIVATIVE INSTRUMENTS EMBEDDED IN OTHER CONTRACTS (COLLECTIVELY REFERRED TO AS DERIVATIVES) AND FOR HEDGING ACTIVITIES UNDER SFAS 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES." THIS STATEMENT IS EFFECTIVE FOR CONTRACTS ENTERED INTO OR MODIFIED AFTER JUNE 30, 2003, EXCEPT FOR CERTAIN HEDGING RELATIONSHIPS DESIGNATED AFTER JUNE 30, 2003. THE COMPANY DOES NOT EXPECT ADOPTION OF THIS STATEMENT TO HAVE A MATERIAL IMPACT ON THE COMPANY'S FINANCIAL POSITION OR RESULTS OF OPERATIONS.

IN MAY 2003, THE FASB ISSUED SFAS NO. 150, "ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY." STATEMENT 150 ESTABLISHES STANDARDS FOR HOW AN ISSUER CLASSIFIES AND MEASURES CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY. IT REQUIRES THAT ISSUERS CLASSIFY A FINANCIAL INSTRUMENT THAT IS WITHIN ITS SCOPE AS A LIABILITY (OR AN ASSET IN SOME CIRCUMSTANCES). MANY OF THOSE INSTRUMENTS WERE PREVIOUSLY CLASSIFIED AS EQUITY. SOME OF THE PROVISIONS OF THIS STATEMENT THE MEET THE DEFINITION OF A LIABILITY AS DEFINED IN FASB CONCEPTS STATEMENT NO. 6, "ELEMENTS OF FINANCIAL STATEMENTS." THE REMAINING PROVISIONS OF THIS STATEMENT ARE CONSISTENT WITH THE BOARD'S PROPOSAL TO REVISE THAT DEFINITION TO ENCOMPASS CERTAIN OBLIGATIONS THAT A REPORTING ENTITY CAN OR MUST SETTLE BY ISSUING ITS OWN EQUITY SHARES, DEPENDING ON THE NATURE OF THE
RELATIONSHIP ESTABLISHED BETWEEN THE HOLDER AND THE ISSUER. WHILE THE BOARD PLANS TO REVISE THAT DEFINITION THROUGH AN AMENDMENT, THE BOARD WILL WAIT UNTIL IT HAS CONCLUDED ITS DELIBERATIONS ON THE NEXT PHASE OF THE PROJECT. THE NEXT PHASE WILL DEAL WITH CERTAIN COMPOUND FINANCIAL INSTRUMENTS INCLUDING PUTTABLE SHARES, CONVERTIBLE BOND, AND DUAL-INDEXED FINANCIAL

NOTE  5.     IMPACT  OF  RECENTLY  ISSUED  ACCOUNTING  GUIDANCE  (CONTINUED)

INSTRUMENTS. THIS STATEMENT IS EFFECTIVE FOR FINANCIAL INSTRUMENTS ENTERED INTO OR MODIFIED AFTER MAY 31, 2003, AND OTHERWISE IS EFFECTIVE AT THE BEGINNING OF THE FIRST INTERIM PERIOD BEGINNING AFTER JUNE 15, 2003, EXCEPT FOR MANDATORY REDEEMABLE FINANCIAL INSTRUMENTS OF NON-PUBLIC ENTITIES. THE COMPANY DOES NOT EXPECT ADOPTION OF THIS STATEMENT TO HAVE A MATERIAL IMPACT ON THE COMPANY'S FINANCIAL POSITION OR RESULTS OF OPERATIONS.



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


RESULTS  OF  OPERATIONS  -  SIX  MONTHS  ENDED  JUNE  30,  2003  AND  2002

     ON JANUARY 2, 2002, DATIGEN PAID $200,000 IN CASH AND ISSUED 175,000 SHARES OF RESTRICTED COMMON STOCK TO M. BALLARD GARDNER OF OREM, UTAH, IN EXCHANGE FOR SUBSTANTIALLY ALL THE ASSETS MR. GARDNER USED IN THE BUSINESS OF TRIP HAZARD REMOVAL AND CONCRETE CUTTING. NO RECEIVABLES OR LIABILITIES WERE ACQUIRED. THERE WAS NO RELATIONSHIP OR AFFILIATION BETWEEN DATIGEN AND MR. GARDNER PRIOR TO THE TRANSACTION. AS A RESULT OF THE TRANSACTION, MR. GARDNER OWNED 175,000 SHARES OF DATIGEN COMMON STOCK, OR 20.59 PERCENT OF THE OUTSTANDING SHARES.

THE COMPANY'S OPERATIONS CONSIST OF BUILDING ITS TRIP HAZARD REMOVAL AND CONCRETE CUTTING BUSINESS AND INVESTING EXCESS CASH IN TRUST DEED NOTES SECURED BY REAL PROPERTY. UNTIL CAPITAL IS REQUIRED TO FUND DEVELOPMENT OF ITS TRIP HAZARD REMOVAL BUSINESS, THE COMPANY INTENDS TO CONTINUE INVESTING IN TRUST DEED NOTES. DURING THE SIX MONTHS ENDED JUNE 30, 2003, DATIGEN GENERATED INTEREST INCOME FROM RELATED PARTY NOTES RECEIVABLE OF $9,804 AS COMPARED TO $14,751 FOR THE SIX MONTHS ENDED JUNE 30, 2002.

THE COMPANY HAD GENERAL AND ADMINISTRATIVE EXPENSES RELATED TO CONTINUING OPERATIONS OF $136,580 AND $58,616 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND
2002,  RESPECTIVELY.  THESE   EXPENSES  CONSISTED  OF  GENERAL  CORPORATE
ADMINISTRATION, LEGAL AND PROFESSIONAL EXPENSES, AND ACCOUNTING AND AUDITING COSTS. THIS INCREASE IS DUE TO THE COMPANY'S INCREASED GROWTH AND THE FRANCHISING OF ITS TRIP HAZARD REMOVAL BUSINESS AND THE ASSOCIATED COSTS OF THE INCREASED OPERATIONS AND SUPPORTING ITS FRANCHISE PROGRAM.

REVENUE PROVIDED BY OPERATIONS THROUGH THE REMOVAL OF TRIP HAZARDS RESULTED IN $289,523 FOR THE SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO $208,910 FOR THE SIX MONTHS ENDED JUNE 30, 2002. REVENUE PROVIDED THROUGH SALES OF FRANCHISES DURING THE SIX-MONTH PERIOD ENDED JUNE 30, 2003 YIELDED AN ADDITIONAL $95,000, WHEREAS FOR THE PERIOD ENDED JUNE 30, 2002 THE COMPANY HAD NOT SOLD ANY FRANCHISES. AS A RESULT OF THE FOREGOING FACTORS, THE COMPANY RECOGNIZED NET GAIN OF $67,436 FOR THE SIX MONTHS ENDED JUNE 30, 2003, AS COMPARED TO A NET GAIN OF $43,020 FOR THE SAME PERIOD IN 2002. THIS GAIN IS PRIMARILY ATTRIBUTABLE TO THE SALE OF A FRANCHISE DURING THIS PERIOD COMPARED TO NO FRANCHISE SALES FOR THIS PERIOD DURING 2002.

THE COMPANY HAD DIRECT COSTS RELATED TO TRIP HAZARD REMOVAL OF $122,874 THAT PRIMARILY CONSISTS OF DIRECT LABOR FOR THE SIX MONTHS ENDED JUNE 30, 2003, COMPARED TO $93,951 FOR THE SIX MONTHS ENDED JUNE 30, 2002.

AS OF JUNE 30, 2003 DATIGEN HAD RECEIVABLES OF $66,610 FROM THE REMOVAL OF TRIP HAZARDS, REPRESENTING WORK PREFORMED FOR VARIOUS PUBLIC AND PRIVATE ENTITIES, OF WHICH $2,104 WAS OVER 90 DAYS OLD.



LIQUIDITY  AND  CAPITAL  RESOURCES

     AT JUNE 30, 2003, THE COMPANY HAD WORKING CAPITAL OF $635,958, CONSISTING PRIMARILY OF CASH IN THE AMOUNT OF $279,513, RELATED PARTY NOTES RECEIVABLE OF $193,934, AND ACCOUNTS RECEIVABLE OF $70,745. MANAGEMENT BELIEVES THAT THE COMPANY HAS SUFFICIENT CASH AND SHORT-TERM INVESTMENTS TO MEET THE ANTICIPATED NEEDS OF THE COMPANY'S OPERATIONS THROUGH AT LEAST THE NEXT 12 MONTHS.

     THE COMPANY INTENDS TO CONTINUE FRANCHISING ITS PATENT PENDING TRIP-HAZARD REMOVAL CONCRETE CUTTING PROCESS AS ITS PRIMARY ACTIVITY IN ADDITION TO OPERATING THE UTAH PRECISION CONCRETE CUTTING OPERATION. THE ASKING PRICE FOR A FRANCHISE IS $95,000 AND COVERS A GEOGRAPHIC AREA CONTAINING APPROXIMATELY 2,000,000 PEOPLE. OUR UNIFORM FRANCHISE OFFERING CIRCULAR HAS BEEN ACCEPTED IN THE STATE OF WASHINGTON AND CALIFORNIA.

ITEM  3.  CONTROLS  AND  PROCEDURES

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


                           PART II. OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

THERE ARE NO LEGAL PROCEEDINGS AGAINST THE COMPANY, NOR IS THE COMPANY AWARE OF ANY CONTEMPLATED PROCEEDINGS.

ITEM  2.  CHANGES  IN  SECURITIES

THERE  HAS  BEEN  NO CHANGE IN SECURITIES DURING THE PERIOD ENDED JUNE 30, 2003.

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

NONE

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITIES  HOLDERS

NO  MATTERS  WERE  SUBMITTED TO A VOTE BY THE SECURITY HOLDERS DURING THE PERIOD
COVERED  BY  THIS  REPORT.

ITEM  5.  OTHER  INFORMATION

DATIGEN.COM, INC. APPLIED FOR AND RECEIVED A TRADEMARK FROM THE UNITED STATES PATENT AND TRADEMARK OFFICE FOR THE NAME "PRECISION CONCRETE CUTTING." THE SERVICE MARK IS LISTED ON THE SUPPLEMENTAL REGISTER AND WAS ISSUED ON JUNE 17, 2003.


ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(A)     EXHIBITS:

EXHIBIT  NO.     DESCRIPTION  OF  EXHIBIT
99.1 CERTIFICATION BY JOSEPH OLLIVIER, CHIEF EXECUTIVE OFFICER, PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.

     (B)     REPORTS  ON  FORM  8-K:

ON JULY 1, 2003, DATIGEN.COM, INC., ACCEPTED A RESIGNATION BY M. BALLARD GARDNER AS A DIRECTOR OF DATIGEN EFFECTIVE FOLLOWING THE CLOSE OF BUSINESS ON JULY 1, 2003. THIS WAS REPORTED WITH FORM 8-K FILED ON JULY 15, 2003.

                                   SIGNATURES

     IN ACCORDANCE WITH SECTION 13 OR 15(D) OF THE EXCHANGE ACT, THE REGISTRANT CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

DATIGEN.COM,  INC.

DATE:  JULY  20,  2003                           BY:  /S/  JOSEPH  F.  OLLIVIER,
                                                    ----------------------------
                                       CHIEF  EXECUTIVE  AND  FINANCIAL  OFFICER


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


DATE:  JULY  20,  2003                           BY:  /S/  JOSEPH  F.  OLLIVIER,
                                                    ----------------------------
                                       CHIEF  EXECUTIVE  AND  FINANCIAL  OFFICER