Form 10QSB
period 2003-09-30
DATIGEN COM INC
filed 2003-11-14
CIK 1086082

U.S.  SECURITIES  AND  EXCHANGE  COMMISSION
                             WASHINGTON,  D.C.  20549
                                   FORM  10-QSB

             [X]  QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(D)  OF
                       THE  SECURITIES  EXCHANGE  ACT  OF  1934

                  FOR  THE  QUARTERLY  PERIOD  ENDED  SEPTEMBER  30,  2003

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

                    3191  NORTH  CANYON  ROAD,  PROVO,  UTAH  84604
                    -----------------------------------------------
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

                      APPLICABLE  ONLY  TO  CORPORATE  ISSUERS:

STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY, AS OF SEPTEMBER 30, 2003: 860,000 SHARES OF COMMON STOCK.

              TRANSITIONAL  SMALL  BUSINESS  FORMAT:  YES  [  ]  NO  [  X  ]

                    DOCUMENTS  INCORPORATED  BY  REFERENCE:  NONE

                           FORM  10-QSB

                        DATIGEN.COM,  INC.

                              INDEX



                                                                  PAGE
PART  I.     FINANCIAL  INFORMATION

ITEM  1.     BALANCE  SHEET                                          3
             SEPTEMBER  30,  2003  (UNAUDITED)

            STATEMENTS  OF  INCOME  FOR  THE  NINE                   4
            MONTHS  ENDED  SEPTEMBER  30,  2003  AND  2002.

            STATEMENTS  OF  CASH  FLOWS  FOR  THE  NINE              5
            MONTHS  ENDED  SEPTEMBER  30,  2003  AND  2002.

            NOTES  TO  FINANCIAL  STATEMENTS                         6

ITEM  2.    MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF              9
            FINANCIAL  CONDITION  AND  RESULTS  OF  OPERATIONS

ITEM  3.    CONTROLS  AND  PROCEDURES

PART  II.   OTHER  INFORMATION                                      10

ITEM  1.    LEGAL  PROCEEDINGS

ITEM  2.    CHANGES  IN  SECURITIES

ITEM  3.    DEFAULTS  UPON  SENIOR  SECURITIES

ITEM  4.    SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY
            HOLDERS

ITEM  5.    OTHER  INFORMATION

ITEM  6.    EXHIBITS  AND  REPORTS  ON  FORM  8-K


            SIGNATURES                                              10

                          PART I. FINANCIAL INFORMATION


ITEM  1.  FINANCIAL  STATEMENTS

                              FINANCIAL  INFORMATION
                                DATIGEN.COM,  INC.

                                  BALANCE  SHEET
                                  SEPTEMBER  30,  2003
                                  (UNAUDITED)




                                                            September 30,    September 30,
                                                                2003             2002
                                                            ---------------  ---------------
                                                              (Unaudited)      (Unaudited)
ASSETS

CURRENT ASSETS:
Cash . . . . . . . . . . . . . . . . . . . . . . . . . . .  $      283,180   $      246,488
Inventories. . . . . . . . . . . . . . . . . . . . . . . .          68,337           33,574
Related party notes receivable . . . . . . . . . . . . . .         193,934          201,000
Current portion of notes receivable from franchisees . . .          85,084           97,210
Accounts receivable. . . . . . . . . . . . . . . . . . . .          64,983           37,866
                                                            ---------------  ---------------

Total current assets . . . . . . . . . . . . . . . . . . .         695,518          616,138

PROPERTY AND EQUIPMENT, Net. . . . . . . . . . . . . . . .          49,654           49,615

GOODWILL . . . . . . . . . . . . . . . . . . . . . . . . .         344,805          344,805

NOTES RECEIVABLE FROM FRANCHISEES, net of current portion.         149,826          110,588

OTHER ASSETS . . . . . . . . . . . . . . . . . . . . . . .           3,500            9,127
                                                            ---------------  ---------------

Total assets . . . . . . . . . . . . . . . . . . . . . . .  $    1,243,303   $    1,130,273
                                                            ===============  ===============


STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Customer deposits. . . . . . . . . . . . . . . . . . . . .  $        1,325   $            -

STOCKHOLDERS' EQUITY:
Common stock, no par value, 50,000,000 shares
authorized, 860,000 shares issued and outstanding. . . . .       1,236,600        1,236,600
Cumulative other comprehensive loss. . . . . . . . . . . .         (50,000)         (50,000)
Retained earnings. . . . . . . . . . . . . . . . . . . . .          55,378          (56,327)
                                                            ---------------  ---------------

Total stockholders' equity . . . . . . . . . . . . . . . .       1,241,978        1,130,273
                                                            ---------------  ---------------

Total liabilities and stockholders' equity . . . . . . . .  $    1,243,303   $    1,130,273
                                                            ===============  ===============


                                 DATIGEN.COM,  INC.
                              STATEMENT  OF  OPERATIONS
                                    (UNAUDITED)




DATIGEN.COM, INC.
STATEMENTS OF INCOME

                                      Three Months    Three Months    Nine Months    Nine Months
                                      Ended           Ended           Ended          Ended
                                      September       September       September      September
                                           30, 2003         30, 2002      30, 2003       30, 2002
                                      --------------  --------------  -------------  ------------
                                       (Unaudited)     (Unaudited)     (Unaudited)    (Unaudited)

REVENUES . . . . . . . . . . . . . .  $     197,827   $      360,105  $    593,764   $    572,372

DIRECT OPERATING COSTS . . . . . . .         80,962          148,906       290,114        275,816

GENERAL AND ADMINISTRATIVE EXPENSES.         80,257           52,056       216,837        110,671
                                      --------------  --------------  -------------  ------------

INCOME FROM OPERATIONS . . . . . . .         36,608          159,143        86,813        185,885

OTHER INCOME (EXPENSE):
Interest income. . . . . . . . . . .          7,709            8,361        24,432         23,390
Other income . . . . . . . . . . . .            474                -           474              -
Gain on disposal of assets . . . . .           (522)               -             -          1,249
Interest expense . . . . . . . . . .              -                -           (14)             -
                                      --------------  --------------  -------------  ------------

     Total other income. . . . . . .          7,661            8,361        24,892         24,639
                                      --------------  --------------  -------------  ------------

INCOME BEFORE INCOME TAXES . . . . .         44,269          167,504       111,705        210,524

INCOME TAX EXPENSE . . . . . . . . .              -                -             -              -
                                      --------------  --------------  -------------  ------------

NET INCOME . . . . . . . . . . . . .  $      44,269   $      167,504  $    111,705   $    210,524
                                      ==============  ==============  =============  ============

EARNINGS PER SHARE - BASIC . . . . .  $        0.05   $         0.20  $       0.13   $       0.25
                                      ==============  ==============  =============  ============

EARNINGS PER SHARE - FULLY DILUTED .  $        0.05   $         0.20  $       0.13   $       0.25
                                      ==============  ==============  =============  ============

WEIGHTED AVERAGE SHARES OUTSTANDING

Basic. . . . . . . . . . . . . . . .        860,000          850,000       860,000        850,000
Fully Diluted. . . . . . . . . . . .        870,949          853,314       866,480        853,212


                                DATIGEN.COM,  INC.
                            STATEMENT  OF  CASH  FLOWS
                                  (UNAUDITED)




DATIGEN.COM, INC.
STATEMENTS OF CASH FLOWS
                                                                                        Nine Months    Nine Months
                                                                                        Ended          Ended
                                                                                        September      September
                                                                                        30, 2003       30, 2002
                                                                                        -------------  -------------
                                                                                         (Unaudited)    (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    111,705   $    210,524
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        15,436          7,867
Gain on disposal of asset. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             -         (1,249)
Sale of franchise. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (107,000)             -
Changes in operating assets and liabilities:
     Decrease in franchise notes receivable. . . . . . . . . . . . . . . . . . . . . .        79,888       (129,133)
     Increase in accounts receivable . . . . . . . . . . . . . . . . . . . . . . . . .       (27,117)       (39,381)
     Increase in inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (34,763)       (25,959)
     Decrease (increase) in other assets . . . . . . . . . . . . . . . . . . . . . . .         3,377         (3,440)
     Increase in accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . .             -         (2,531)
     Increase in customer deposits . . . . . . . . . . . . . . . . . . . . . . . . . .         1,325         15,000
                                                                                        -------------  -------------

Total adjustments. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (68,854)      (178,826)
                                                                                        -------------  -------------

Net cash provided by operating activities. . . . . . . . . . . . . . . . . . . . . . .        42,851         31,698

CASH FLOWS FROM INVESTING ACTIVITIES:
Issuance of related party notes receivable . . . . . . . . . . . . . . . . . . . . . .             -       (150,000)
Repayments on related party notes receivable . . . . . . . . . . . . . . . . . . . . .         7,066         88,390
Purchase of equipment and goodwill . . . . . . . . . . . . . . . . . . . . . . . . . .       (13,225)      (248,794)
Proceeds from disposal of equipment. . . . . . . . . . . . . . . . . . . . . . . . . .             -          2,449
Patent costs . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             -         (7,500)
                                                                                        -------------  -------------

Net cash used by investing activities. . . . . . . . . . . . . . . . . . . . . . . . .        (6,159)      (315,455)

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             -         14,000
                                                                                        -------------  -------------

NET INCREASE (DECREASE) IN CASH. . . . . . . . . . . . . . . . . . . . . . . . . . . .        36,692       (269,757)

BEGINNING CASH . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       246,488        454,118
                                                                                        -------------  -------------

ENDING CASH. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    283,180   $    184,361
                                                                                        =============  =============


There were no non-cash investing or financing activities during the nine months ended
September 30, 2003 and 2002.

                                DATIGEN.COM,  INC.
                          NOTES  TO  FINANCIAL  STATEMENTS
                                   (UNAUDITED)



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

DURING THE NINE MONTHS ENDED SEPTEMBER 30, 2003, THE COMPANY SOLD TWO NEW FRANCHISES. THE NUMBER OF FRANCHISED OUTLETS IN OPERATION AT SEPTEMBER 30, 2003 AND 2002, WERE SEVEN AND THREE, RESPECTIVELY. THE COMPANY OWNED AND OPERATED ONE OUTLET AT SEPTEMBER 30, 2003 AND 2002. THE COMPANY RECORDED $1,199 AND $0 IN ROYALTY INCOME FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002. PRODUCT AND EQUIPMENT SALES, OTHER THAN EQUIPMENT SALES INCLUDED IN THE INITIAL FRANCHISE FEE, TOTALED $14,252 AND $6,329 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002, RESPECTIVELY. REVENUES FROM THE COMPANY-OWNED TRIP HAZARD BUSINESS TOTALED $422,686 AND $363,693 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002, RESPECTIVELY.

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




                                               Nine Months   Nine Months
                                                  Ended         Ended
                                                September     September
                                                30, 2003      30, 2002
                                              ------------  -------------

Net income as reported:. . . . . . . . . . .  $    111,705  $    210,524
Total stock-based employee compensation
     expense determined by fair valued-based
     method of awards. . . . . . . . . . . .             -      ($26,484)
                                              ------------  -------------

Net income pro forma:. . . . . . . . . . . .  $    111,705  $    184,040
                                              ------------  -------------

Earnings per share as reported:. . . . . . .          0.13          0.25




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





Expected dividend yield: . . . .       $      _
Expected stock price volatility:            135%
Risk-free interest rate: . . . .           2.21%
Expected life of options:. . . .        3 years





     THE WEIGHTED AVERAGE FAIR VALUE OF OPTIONS GRANTED DURING THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002 WAS $0.00 AND $0.88, RESPECTIVELY.

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

IN MAY 2003, THE FASB ISSUED SFAS NO. 150, "ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY." STATEMENT 150 ESTABLISHES STANDARDS FOR HOW AN ISSUER CLASSIFIES AND MEASURES CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY. IT REQUIRES THAT ISSUERS CLASSIFY A FINANCIAL INSTRUMENT THAT IS WITHIN ITS SCOPE AS A LIABILITY (OR AN ASSET IN SOME CIRCUMSTANCES). MANY OF THOSE INSTRUMENTS WERE PREVIOUSLY CLASSIFIED AS EQUITY. SOME OF THE PROVISIONS OF THIS STATEMENT THE MEET THE DEFINITION OF A LIABILITY AS DEFINED IN FASB CONCEPTS STATEMENT NO. 6, "ELEMENTS OF FINANCIAL STATEMENTS." THE REMAINING PROVISIONS OF THIS STATEMENT ARE CONSISTENT WITH THE BOARD'S PROPOSAL TO REVISE THAT DEFINITION TO ENCOMPASS CERTAIN OBLIGATIONS THAT A REPORTING ENTITY CAN OR MUST SETTLE BY ISSUING ITS OWN EQUITY SHARES, DEPENDING ON THE NATURE OF THE RELATIONSHIP ESTABLISHED BETWEEN THE HOLDER AND THE ISSUER. WHILE THE BOARD PLANS TO REVISE THAT DEFINITION THROUGH AN AMENDMENT; THE BOARD WILL WAIT UNTIL IT HAS CONCLUDED ITS DELIBERATIONS ON THE NEXT PHASE OF THE PROJECT. THE NEXT PHASE WILL DEAL WITH CERTAIN COMPOUND FINANCIAL INSTRUMENTS INCLUDING PUTTABLE SHARES, CONVERTIBLE BOND, AND DUAL-INDEXED FINANCIAL



INSTRUMENTS. THIS STATEMENT IS EFFECTIVE FOR FINANCIAL INSTRUMENTS ENTERED INTO MODIFIED AFTER MAY 31, 2003, AND OTHERWISE IS EFFECTIVE AT THE BEGINNING OF THE FIRST INTERIM PERIOD BEGINNING AFTER JUNE 15, 2003, EXCEPT FOR MANDATORY REDEEMABLE FINANCIAL INSTRUMENTS OF NON-PUBLIC ENTITIES. THE COMPANY DOES NOT EXPECT ADOPTION OF THIS STATEMENT TO HAVE A MATERIAL IMPACT ON THE COMPANY'S FINANCIAL POSITION OR RESULTS OF OPERATIONS.

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


RESULTS  OF  OPERATIONS  -  NINE  MONTHS  ENDED  SEPTEMBER  30,  2003  AND  2002

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

THE COMPANY'S OPERATIONS CONSIST OF BUILDING ITS TRIP HAZARD REMOVAL AND CONCRETE CUTTING BUSINESS, FRANCHISING THIS BUSINESS IN OTHER AREAS OUTSIDE OF UTAH, AND INVESTING EXCESS CASH IN TRUST DEED NOTES SECURED BY REAL PROPERTY. UNTIL CAPITAL IS REQUIRED TO FUND DEVELOPMENT OF ITS TRIP HAZARD REMOVAL BUSINESS OR FRANCHISING THIS BUSINESS, THE COMPANY INTENDS TO CONTINUE INVESTING IN TRUST DEED NOTES. DURING THE NINE MONTHS ENDED SEPTEMBER 30, 2003, DATIGEN GENERATED INTEREST INCOME FROM RELATED PARTY NOTES RECEIVABLE OF $14,767 AS COMPARED TO $22,487 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002.

THE COMPANY HAD GENERAL AND ADMINISTRATIVE EXPENSES RELATED TO CONTINUING OPERATIONS OF $216,837 AND $110,671 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002, RESPECTIVELY. THESE EXPENSES CONSISTED OF GENERAL CORPORATE ADMINISTRATION, LEGAL AND PROFESSIONAL EXPENSES, AND ACCOUNTING AND AUDITING COSTS. THIS INCREASE IS DUE TO THE COMPANY'S INCREASED GROWTH AND THE FRANCHISING OF ITS TRIP HAZARD REMOVAL BUSINESS AND THE ASSOCIATED COSTS OF THE INCREASED OPERATIONS AND SUPPORTING ITS FRANCHISE PROGRAM.

REVENUE PROVIDED BY OPERATIONS THROUGH THE REMOVAL OF TRIP HAZARDS RESULTED IN $422,686 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO $363,693 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002. REVENUE PROVIDED THROUGH SALES OF FRANCHISES DURING THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2003 YIELDED AN ADDITIONAL $155,000, WHEREAS FOR THE PERIOD ENDED SEPTEMBER 30, 2002 THE COMPANY HAD $200,000 IN FRANCHISE SALES. AS A RESULT OF THE FOREGOING FACTORS, THE COMPANY RECOGNIZED NET INCOME OF $111,705 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003, AS COMPARED TO A NET INCOME OF $210,524 FOR THE SAME PERIOD IN 2002. THIS DECREASE IS PRIMARILY ATTRIBUTABLE TO THE DECREASED SALE OF FRANCHISES DURING THIS PERIOD AND INCREASED GENERAL AND ADMINISTRATIVE EXPENSES TO SUPPORT OUR FRANCHISEES.

THE COMPANY HAD DIRECT COSTS RELATED TO ITS OPERATIONS OF $290,114 THAT PRIMARILY CONSISTS OF DIRECT LABOR FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003, COMPARED TO $275,816 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002.

AS OF SEPTEMBER 30, 2003 DATIGEN HAD RECEIVABLES OF $62,228 FROM THE REMOVAL OF TRIP HAZARDS, REPRESENTING WORK PREFORMED FOR VARIOUS PUBLIC AND PRIVATE ENTITIES, OF WHICH $10,416 WAS OVER 90 DAYS OLD.LIQUIDITY AND CAPITAL RESOURCES

     AT SEPTEMBER 30, 2003, THE COMPANY HAD WORKING CAPITAL OF $694,193 CONSISTING PRIMARILY OF CASH IN THE AMOUNT OF $283,180, RELATED PARTY NOTES
RECEIVABLE OF $193,934, AND ACCOUNTS RECEIVABLE OF $299,893. MANAGEMENT BELIEVES THAT THE COMPANY HAS SUFFICIENT CASH AND SHORT-TERM INVESTMENTS TO MEET THE ANTICIPATED NEEDS OF THE COMPANY'S OPERATIONS THROUGH AT LEAST THE NEXT 12 MONTHS.

     THE COMPANY INTENDS TO CONTINUE FRANCHISING ITS PATENT-PENDING TRIP-HAZARD REMOVAL CONCRETE CUTTING PROCESS AS ITS PRIMARY ACTIVITY IN ADDITION TO OPERATING THE UTAH PRECISION CONCRETE CUTTING OPERATION. THE ASKING PRICE FOR A FRANCHISE IS $95,000 AND COVERS A GEOGRAPHIC AREA CONTAINING APPROXIMATELY 2,000,000 PEOPLE. REGISTRATION STATES IN WHICH OUR UNIFORM FRANCHISE OFFERING CIRCULAR HAS BEEN ACCEPTED INCLUDE THE STATE OF WASHINGTON AND CALIFORNIA.

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


                           PART II. OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

THERE ARE NO LEGAL PROCEEDINGS AGAINST THE COMPANY, NOR IS THE COMPANY AWARE OF ANY CONTEMPLATED PROCEEDINGS.

ITEM  2.  CHANGES  IN  SECURITIES

THERE  HAS  BEEN  NO  CHANGE IN SECURITIES DURING THE PERIOD ENDED SEPTEMBER 30,
2003.

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

DATIGEN.COM,  INC.

DATE:  OCTOBER  20,  2003                     BY:  /S/  JOSEPH  F.  OLLIVIER,
                                                 ----------------------------
                                    CHIEF  EXECUTIVE  AND  FINANCIAL  OFFICER