Form 10KSB
period 2003-12-31
DATIGEN COM INC
filed 2004-03-29
CIK 1086082

ACCESSION  NUMBER:               0001016193-02-000015
CONFORMED  SUBMISSION  TYPE:     10KSB
PUBLIC  DOCUMENT  COUNT:         1
CONFORMED  PERIOD  OF  REPORT:   20031231
FILED  AS  OF  DATE:             20040326

FILER:
     COMPANY  DATA:
          COMPANY  CONFORMED  NAME:                 DATIGEN  COM  INC
          CENTRAL  INDEX  KEY:                      0001086082
          STANDARD  INDUSTRIAL  CLASSIFICATION:     SERVICES-BUSINESS  SERVICES,
NEC  [7389]
          IRS  NUMBER:                    870626333
          STATE  OF  INCORPORATION:          UT
          FISCAL  YEAR  END:               1231

     FILING  VALUES:
          FORM  TYPE:          10KSB
          SEC  ACT:          1934  ACT
          SEC  FILE  NUMBER:     000-26027
          FILM  NUMBER:     02585811

     BUSINESS  ADDRESS:
     STREET  1:          3191  NORTH  CANYON  RD
          CITY:               PROVO
          STATE:               UT
          ZIP:               84604
          BUSINESS  PHONE:     801-373-3990

     MAIL  ADDRESS:
          STREET  1:          3191  NORTH  CANYON  RD
          CITY:               PROVO
          STATE:               UT
          ZIP:               84604

     FORMER  COMPANY:
          FORMER  CONFORMED  NAME:     ATOMIC  GIANT  COM  INC
          DATE  OF  NAME  CHANGE:     19990510

     -2-
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

[ X ] ANNUAL REPORT  PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES  EXCHANGE
             ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

[ ] TRANSITION  REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES  EXCHANGE ACT
  OF 1934 FOR THE TRANSITION PERIOD FROM ___________________ TO ______________

                         COMMISSION FILE NUMBER 0-26027

                                DATIGEN.COM, INC.
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

                 UTAH                                 87-0626333
                 ----                                 ----------
    (STATE OR OTHER JURISDICTION OF)         (IRS EMPLOYER IDENTIFICATION NO.
                                                INCORPORATION OR ORGANIZATION)

                    3191 NORTH CANYON ROAD, PROVO, UTAH 84604
                    -----------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (801) 373-3990
                                 --------------
                           (ISSUER'S TELEPHONE NUMBER)

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

THE  ISSUER'S  REVENUE  FOR  ITS  MOST  RECENT  FISCAL  YEAR  WAS:  $720,869

THE AGGREGATE MARKET VALUE OF THE ISSUER'S VOTING STOCK HELD AS OF DECEMBER 31, 2003, BY NON-AFFILIATES OF THE ISSUERS WAS $899,375

AS OF DECEMBER 31, 2003, THE ISSUER HAD 860,000 SHARES OF ITS NO PAR VALUE COMMON STOCK OUTSTANDING.

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

      THE ASSETS ACQUIRED CONSISTED PRIMARILY OF EQUIPMENT AND SUPPLIES USED IN THE TRIP HAZARD REMOVAL BUSINESS, ONGOING CUSTOMER ACCOUNTS, AND METHODS OF OPERATION. THE EXCESS PURCHASE PRICE OVER EQUIPMENT AND SUPPLIES IS ALLOCATED TO GOODWILL. THE COMPANY INTENDS TO PURSUE THE BUSINESS OF TRIP HAZARD REMOVAL IN UTAH, AND USE UTAH AS A BASE TO EXPAND OPERATIONS TO OTHER METROPOLITAN AREAS THROUGH COMPANY AND INDEPENDENT OPERATOR-OWNED BUSINESSES THROUGH ITS FRANCHISE PROGRAM. WE ARE DEVELOPING THIS BUSINESS UNDER THE SERVICE NAME "PRECISION CONCRETE CUTTING." AS OF DECEMBER 31, 2003, THERE ARE SEVEN FRANCHISE OPERATIONS.

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

     THE COMPANY MARKETS A CONCRETE CUTTING AND FINISHING SERVICE TO MUNICIPALITIES, APARTMENT OWNERS, CHURCHES, HOSPITALS, EDUCATIONAL INSTITUTIONS, ETC. THE CUTTING SYSTEM WE USE WAS DEVELOPED BY M. BALLARD GARDNER, AND USES A HAND-HELD SAW TO CUT THROUGH THE CONCRETE AT THE POINT OF THE HAZARD TO ANGLE OFF THE VERTICAL EDGE, AND A GRINDER IS THEN APPLIED TO FINISH THE NEWLY CUT SURFACE OF THE CONCRETE. MR. GARDNER DEVELOPED THE CUTTING SYSTEM IN 1991, AND HAS BEEN SUCCESSFULLY USING IT TO SERVICE STATE, COUNTY, AND MUNICIPAL FACILITIES, AS WELL AS PRIVATE ENTITIES IN UTAH. WE BELIEVE THE PRIMARY SELLING POINTS OF OUR SYSTEM ARE THAT IT:

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

MARKETING  OUR  SERVICE

     THE COMPANY OFFERS ITS SERVICES UNDER THE SERVICE NAME "PRECISION CONCRETE CUTTING." WE MAKE PERSONAL SERVICE CALLS ON PROSPECTIVE CLIENTS AS WELL AS MEETING THEM AT TRADESHOWS. PROSPECTIVE CLIENTS INCLUDE FEDERAL, STATE, COUNTY, AND MUNICIPAL FACILITIES, INCLUDING SCHOOL DISTRICTS AND UNIVERSITIES. WE BELIEVE WE HAVE BEEN SUCCESSFUL IN BIDDING ON GOVERNMENT CONTRACTS BECAUSE OUR CUTTING SYSTEM IS A LOW COST, LONG-TERM SOLUTION FOR GOVERNMENT ENTITIES. WE ALSO MARKET OUR SERVICES TO CHURCHES AND PRIVATE BUSINESSES. NO SINGLE CLIENT ACCOUNTED FOR MORE THAN 10 PERCENT OF REVENUES FROM CUTTING SERVICES IN 2003.

     EACH TRIP HAZARD REMOVAL PROJECT IS BID SEPARATELY ON THE BASIS OF THE NUMBER, SIZE, AND COMPLEXITY OF THE HAZARDS TO BE REMOVED. THE AVERAGE COST OF REMOVING A ONE-QUARTER INCH TRIP HAZARD ON A STANDARD SIDEWALK IS APPROXIMATELY $48, AND USUALLY REQUIRES APPROXIMATELY ONE-HALF HOUR OF LABOR TO COMPLETE.

     THE COMPANY HAS A TRADEMARK FOR THE NAME "PRECISION CONCRETE CUTTING," WHICH WAS ACCEPTED ON THE SUPPLEMENTAL REGISTER.

FRANCHISING

     DATIGEN'S OBJECTIVE TO REFINE ITS METHOD OF OPERATION IN 2004 AND SYSTEM FOR MARKETING THE FRANCHISE OPPORTUNITY. WE BELIEVE FRANCHISES ARE POPULAR
AMONG PERSONS WHO DESIRE TO OWN AND OPERATE THEIR OWN BUSINESS, BECAUSE IT PROVIDES TO THEM THE EQUIPMENT AND A SYSTEM FOR STARTING A BUSINESS WITHOUT THE TIME AND EXPENSE OF IDENTIFYING AND DEVELOPING A BUSINESS CONCEPT. DURING 2003, DATIGEN SUCCESSFULLY SOLD TWO FRANCHISES IN THE FOLLOWING AREAS: SEATTLE, WA AND SAN FRANCISCO, CA. TOTAL FRANCHISES IN OPERATIONS AT DECEMBER 31, 2003 WERE SEVEN. AS OF DECEMBER 31, 2003, DATIGEN HAS TAKEN DEPOSIT FOR ONE AREA.

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

-    A MINIMUM OF TWO WEEKS OF INITIAL  TRAINING  ON HOW TO OPERATE  THE SYSTEM,

-    ONGOING  SUPPORT  AND  TRAINING

     DURING 2003 OUR STANDARD FRANCHISE FEE WAS $95,000. WE CHARGE A CONTINUING MONTHLY ROYALTY OF FOUR PERCENT OF GROSS SALES, EXCLUDING TAXES, ONCE THE FRANCHISE REACHES GROSS SALES EQUAL TO THE FRANCHISE FEE. THE FRANCHISE IS FOR AN INITIAL TERM OF 10 YEARS AND HAS SPECIFIC TERRITORIAL RIGHTS. THE FRANCHISE AGREEMENT PROVIDES US WITH THE RIGHT TO TERMINATE A FRANCHISEE FOR A VARIETY OF REASONS, INCLUDING INSOLVENCY OR BANKRUPTCY, FAILURE TO OPERATE ACCORDING TO CERTAIN STANDARDS, UNDERSTATEMENT OF GROSS SALES, FAILURE TO PAY FEES, OR MATERIAL MISREPRESENTATION ON AN APPLICATION FOR A FRANCHISE.

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

EMPLOYEES

     WE EMPLOY FOUR TO EIGHT PERSONS ON AN HOURLY OR PART-TIME BASIS TO PERFORM CONCRETE CUTTING AND HAZARD REMOVAL SERVICES AT THE FACILITIES OF OUR CLIENTS.

     ITEM  2.  DESCRIPTION  OF  PROPERTY.

     DATIGEN CURRENTLY USES OFFICE SPACE OF APPROXIMATELY 250 SQUARE FEET, PROVIDED BY JOSEPH F. OLLIVIER, AN OFFICER AND DIRECTOR, AT 3191 NORTH CANYON ROAD, PROVO, UTAH 84604. WE LEASE ON A MONTH-TO-MONTH BASIS A COMMERCIAL OFFICE AND WAREHOUSE SPACE LOCATED IN LINDON, UTAH AT A MONTHLY RENTAL RATE OF $1,000.

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

     ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITIES  HOLDERS.

     NO MATTERS WERE SUBMITTED DURING THE FOURTH QUARTER OF THE FISCAL YEAR COVERED BY THIS REPORT TO A VOTE OF SECURITY HOLDERS.

     PART  II
ITEM  5.  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS.

     THE COMPANY'S COMMON STOCK IS LISTED ON THE OVER THE COUNTER BULLETIN BOARD ("OTCBB"), UNDER THE SYMBOL "DTGN". AS OF DECEMBER 31, 2003, THE COMPANY HAD 147 SHAREHOLDERS HOLDING 860,000 SHARES OF COMMON STOCK.

     THE FOLLOWING QUOTATIONS, AS PROVIDED BY THE OTC BULLETIN BOARD, NASDAQ TRADING & MARKET SERVICES, REPRESENT PRICES BETWEEN DEALERS AND DO NOT INCLUDE RETAIL MARKUP, MARKDOWN OR COMMISSION. IN ADDITION, THESE QUOTATIONS DO NOT REPRESENT ACTUAL TRANSACTIONS.

Calendar Quarter Ended          High Bid ($)                Low Bid ($)
March 31, 2002                    1.290                      1.010
June 30, 2002                     1.400                      1.110
September 30, 2002                1.110                      1.010
December 31, 2002                 2.000                      1.000

March 31, 2003                    1.650                      1.650
June 30, 2003                     1.250                      1.250
September 30, 2003                1.250                      1.250
December 31, 2003                 1.250                      1.250

     SINCE ITS INCEPTION, NO DIVIDENDS HAVE BEEN PAID ON THE COMMON STOCK. THE COMPANY INTENDS TO RETAIN ANY EARNINGS FOR USE IN ITS BUSINESS ACTIVITIES; THEREFORE, IT IS NOT EXPECTED THAT ANY DIVIDENDS ON THE COMMON STOCK WILL BE DECLARED AND PAID IN THE FORESEEABLE FUTURE.

     ON  NOVEMBER  11,  2002,  DATIGEN  ISSUED TO EACH OF JOSEPH F. OLLIVIER, M.
BALLARD GARDNER, AND MATTHEW HANEY, ALL OFFICERS AND DIRECTORS, OPTIONS TO PURCHASE 5,000 SHARES OF COMMON STOCK AT AN EXERCISE PRICE OF $1.41 PER SHARE, WHICH EXPIRE ON NOVEMBER 11, 2007. THE OPTIONS WERE ISSUED IN RELIANCE ON THE EXEMPTION FROM REGISTRATION SET FORTH IN SECTION 4(2) OF THE SECURITIES ACT OF 1933. NO OPTIONS WERE ISSUED IN 2003. OPTIONS ISSUED TO M. BALLARD GARDNER HAVE EXPIRED DUE TO HIS RETIREMENT FROM THE COMPANY.

     ITEM  6.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION.

PLAN  OF  OPERATION

     IN JANUARY 2002 DATIGEN ACQUIRED ASSETS CONSISTING OF EQUIPMENT AND SUPPLIES, ONGOING CUSTOMER ACCOUNTS, AND METHODS OF OPERATION PERTAINING TO TRIP HAZARD REMOVAL, AND ACTIVELY PURSUED THIS BUSINESS UNDER THE SERVICE NAME OF "PRECISION CONCRETE CUTTING," THROUGHOUT 2002. DURING 2003 THE COMPANY CONTINUED ITS TRIP HAZARD REMOVAL BUSINESS AND MARKETING OF THE FRANCHISE OPPORTUNITY IN OTHER AREAS OUTSIDE OF UTAH.

     IN 2003 TOTAL REVENUE WAS $720,869 COMPARED TO TOTAL REVENUE IN 2002 OF $862,053. REVENUE IS GENERATED BY TRIP HAZARD REMOVAL SERVICES PERFORMED BY DATIGEN, WHICH WAS $539,138 IN 2003 COMPARED TO $500,128 IN 2002 AND FROM THE SALE OF FRANCHISES TO OPERATE TRIP HAZARD REMOVAL BUSINESSES, WHICH WAS $155,000 IN 2003 COMPARED TO $350,000 IN 2002. THIS DECREASE IN REVENUES ATTRIBUTABLE TO FRANCHISE SALES IS PRIMARILY DUE TO THE INCREASED COST OF EACH FRANCHISE AND LACK OF INITIAL DEMAND. REVENUE FROM FRANCHISE SALES IS RECOGNIZED WHEN ALL MATERIAL SERVICES OR CONDITIONS RELATING TO A SALE HAVE BEEN SUBSTANTIALLY PERFORMED, WHICH IS THE DATE THE INITIAL FRANCHISEE TRAINING IS COMPLETE. THIS IS THE POINT AT WHICH DATIGEN HAS NO REMAINING OBLIGATION TO REFUND ANY CASH RECEIVED OR FORGIVE ANY UNPAID NOTES FOR FRANCHISE FEES, SUBSTANTIALLY ALL OF THE SERVICES REQUIRED OF DATIGEN HAVE BEEN PERFORMED, AND NO OTHER MATERIAL CONDITIONS OR OBLIGATIONS RELATED TO SUBSTANTIAL PERFORMANCE EXIST. REVENUES FROM ROYALTIES ARE RECORDED MONTHLY AS THEY ARE EARNED. REVENUES FROM PRODUCT AND EQUIPMENT SALES TO FRANCHISEES ARE RECORDED WHEN SHIPPED.

     DIRECT OPERATING COSTS RELATED TO PERFORMING TRIP HAZARD SERVICES AND SELLING FRANCHISES WERE $425,168 IN 2003 COMPARED TO $325,673 IN 2002. THIS FIGURE CONSISTS PRIMARILY OF LABOR COSTS AND EXPENSES, SUPPLIES, AND OTHER MATERIALS REQUIRED TO PERFORM SPECIFIC TRIP HAZARD REMOVAL SERVICES. THIS INCREASE IN OPERATING COSTS IS MAINLY ATTRIBUTABLE TO THE COST OF BENEFITS BEING MADE TO EMPLOYEES AND TO INCREASED SALARIES. GENERAL AND ADMINISTRATIVE EXPENSES IN 2003 WERE $269,903 COMPARED TO $275,043 IN 2002, WHICH CONSISTS OF MANAGEMENT SALARIES, PROFESSIONAL FEES AND OTHER COSTS OF IMPLEMENTING DATIGEN'S FRANCHISE PROGRAM, AND OTHER ADMINISTRATIVE COSTS. THIS DECREASE IS ATTRIBUTABLE TO THE
LOWER  NUMBER  OF  ADDITIONAL  FRANCHISEES  DURING  2003.

     MANAGEMENT BELIEVES THAT REVENUE GENERATED FROM TRIP HAZARD REMOVAL SERVICES AND FRANCHISE SALES AND OPERATIONS IN 2003 WILL EXCEED DIRECT OPERATING COSTS AND GENERAL AND ADMINISTRATIVE EXPENSES FOR OPERATING THE BUSINESS, SO THAT CASH FLOW FROM OPERATIONS WILL BE SUFFICIENT TO COVER ALL OPERATING EXPENSES IN THE COMING YEAR.

     DURING 2003 DATIGEN REALIZED INTEREST ON SECURED NOTES RECEIVABLE OF $32,309 COMPARED TO $30,387 IN 2002 AND INTEREST ON CASH OF $474 AND $3,235 FOR THOSE SAME PERIODS RESPECTIVELY. MANAGEMENT INTENDS TO MAINTAIN ITS INVESTMENT IN DEBT INSTRUMENTS SECURED BY REAL ESTATE DURING 2004 OR UNTIL DATIGEN REQUIRES ADDITIONAL CAPITAL TO EXPAND OPERATIONS.

     DATIGEN REALIZED NET INCOME OF $8,553 IN 2003 COMPARED TO $296,186 IN 2002, WHICH IS ATTRIBUTED TO THE INABILITY TO OPERATE ITS UTAH CONCRETE REMOVAL BUSINESS DURING THIS PAST SEASON OF INCREASED SNOW AND RAIN AND THE INCREASED COST OF MANAGING THAT OPERATION AND THE FRANCHISE PROGRAM. IN ADDITION, DATIGEN REALIZED A LOSS ON MARKETABLE SECURITIES OF $50,000. A MEANINGFUL PORTION OF OUR MARKETING EFFORT IS FOCUSED ON GOVERNMENTAL ENTITIES, WHICH ARE EXPERIENCING BUDGET CUTS AND LIMITATIONS. WE CANNOT PREDICT WHETHER OR TO WHAT EXTENT THESE BUDGET LIMITATIONS WILL AFFECT OUR BUSINESS. FURTHERMORE, WE ARE UNABLE TO PREDICT TO WHAT EXTENT ECONOMIC CONDITIONS WILL AFFECT SALES OF FRANCHISES OR THE OPERATIONS OF OUR FRANCHISEES IN THE COMING YEAR. WHILE MANAGEMENT BELIEVES THAT DATIGEN WILL BE ABLE TO OPERATE PROFITABLY IN 2004, THE FOREGOING
UNCERTAINTIES MAKE IT IMPOSSIBLE TO PREDICT THE LEVEL OF PROFITABILITY OR WHETHER DATIGEN WILL BE ABLE TO EXPAND ITS BUSINESS TO ANY MEANINGFUL EXTENT IN 2004.

     AT DECEMBER 31, 2003, DATIGEN HAD TOTAL CURRENT ASSETS OF $508,052 COMPARED TO CURRENT ASSETS IN 2002 OF $415,138. DATIGEN HAS NO DEBT. CONSEQUENTLY, MANAGEMENT BELIEVES ITS WORKING CAPITAL IS MORE THAN ADEQUATE TO FUND ANY EXPANSION OR DEVELOPMENT PLANS DATIGEN MAY IMPLEMENT IN 2004. WHETHER OR TO WHAT EXTENT DATIGEN EMBARKS ON ANY EXPANSION OR DEVELOPMENT PLANS IN 2004 WILL DEPEND ON MANAGEMENT'S EVALUATION OF ECONOMIC CONDITIONS AND WHETHER THERE ARE REASONABLE OPPORTUNITIES, IN LIGHT OF THOSE CONDITIONS, TO SUCCESSFULLY EXPAND THE BUSINESS. IF DATIGEN DOES PURSUE EXPANSION, IT MAY BE NECESSARY TO OBTAIN A LARGER FACILITY FOR ITS BASE OPERATIONS AND FOR TRAINING AND SERVICING
FRANCHISEES. DATIGEN HAS NOT YET INVESTIGATED ANY NEW FACILITIES, BUT MANAGEMENT BELIEVES THERE IS A SUBSTANTIAL AMOUNT OF SPACE AVAILABLE FOR LEASE OR PURCHASE AT REASONABLE COST IN AND AROUND PROVO, UTAH THAT WOULD SUITABLE FOR ITS NEEDS.


                          ITEM  7.  FINANCIAL  STATEMENTS.

     FOR INFORMATION REQUIRED WITH RESPECT TO THIS ITEM 7, SEE THE FOLLOWING PAGES F1 - F15 OF THIS REPORT




TABLE OF CONTENTS
                                    Page
                                    ----

FINANCIAL STATEMENTS:
Independent Auditor's Report

Balance Sheets . . . . . . . . . .     3

Statements of Income . . . . . . .     4

Statements of Stockholders' Equity     5

Statements of Cash Flows . . . . .     6

Notes to Financial Statements. . .     7

                          INDEPENDENT AUDITOR'S REPORT




The  Board  of  Directors
of  Datigen.com,  Inc.

We have audited the accompanying balance sheets of Datigen.com, Inc. as of December 31, 2003 and 2002, and the related statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Datigen.com, Inc. as of December 31, 2003, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.



Orem,  Utah
February  4,  2003




DATIGEN.COM, INC.
BALANCE SHEETS
December 31, 2003 and 2002 . . . . . . . . . . . . .        2003         2002
----------------------------------------------------  -----------  -----------

ASSETS

CURRENT ASSETS:
Cash . . . . . . . . . . . . . . . . . . . . . . . .  $  344,442   $  246,488
Accounts receivable. . . . . . . . . . . . . . . . .      30,245       37,866
Inventories. . . . . . . . . . . . . . . . . . . . .      67,635       33,574
Current portion of notes receivable from franchisees      65,730       97,210
                                                      -----------  -----------

Total current assets . . . . . . . . . . . . . . . .     508,052      415,138

PROPERTY AND EQUIPMENT, Net. . . . . . . . . . . . .      45,185       49,615

GOODWILL . . . . . . . . . . . . . . . . . . . . . .     344,805      344,805

NOTES RECEIVABLE FROM FRANCHISEES, net of current. .     102,574      110,588
portion

RELATED PARTY NOTES RECEIVABLE . . . . . . . . . . .     189,295      201,000

DEFERRED INCOME TAX ASSET. . . . . . . . . . . . . .      64,724            -

OTHER ASSETS . . . . . . . . . . . . . . . . . . . .       8,242        9,127
                                                      -----------  -----------

Total assets . . . . . . . . . . . . . . . . . . . .  $1,262,877   $1,130,273
                                                      ===========  ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Customer deposits. . . . . . . . . . . . . . . . . .  $    5,000   $        -
Income taxes payable . . . . . . . . . . . . . . . .           -            -
Deferred income tax liability. . . . . . . . . . . .      57,418            -
Accrued expenses . . . . . . . . . . . . . . . . . .       4,327            -
                                                      -----------  -----------

Total current liabilities. . . . . . . . . . . . . .      66,745            -

STOCKHOLDERS' EQUITY:
Common stock, no par value, 50,000,000 shares
authorized . . . . . . . . . . . . . . . . . . . . .   1,236,600    1,236,600
Unrealized loss on marketable securities . . . . . .           -      (50,000)
Accumulated deficit. . . . . . . . . . . . . . . . .     (40,468)     (56,327)
                                                      -----------  -----------

Total stockholders' equity . . . . . . . . . . . . .   1,196,132    1,130,273
                                                      -----------  -----------

Total liabilities and stockholders' equity . . . . .  $1,262,877   $1,130,273
                                                      ===========  ===========





DATIGEN.COM, INC.
STATEMENTS OF INCOME
Years Ended December 31, 2003 and 2002
                                                  2003       2002
                                              ---------  ---------

REVENUES . . . . . . . . . . . . . . . . . .  $720,869   $862,053

DIRECT OPERATING COSTS . . . . . . . . . . .   425,168    325,673

GENERAL AND ADMINISTRATIVE EXPENSES. . . . .   269,903    275,043
                                              ---------  ---------

INCOME FROM OPERATIONS . . . . . . . . . . .    25,798    261,337

OTHER INCOME (EXPENSE):
Interest income. . . . . . . . . . . . . . .    32,309     30,387
Interest on cash . . . . . . . . . . . . . .       474      3,235
Interest expense . . . . . . . . . . . . . .       (28)       (22)
Loss on marketable securities. . . . . . . .   (50,000)         -
Gain on disposal of assets . . . . . . . . .         -      1,249
                                              ---------  ---------

Total other income . . . . . . . . . . . . .   (17,245)    34,849

INCOME BEFORE INCOME TAXES . . . . . . . . .     8,553    296,186

INCOME TAX BENEFIT . . . . . . . . . . . . .    (7,306)         -
                                              ---------  ---------

NET INCOME . . . . . . . . . . . . . . . . .  $ 15,859   $296,186
                                              =========  =========

EARNINGS PER SHARE - BASIC AND FULLY DILUTED  $   0.02   $   0.35
                                              =========  =========

WEIGHTED AVERAGE SHARES OUTSTANDING. . . . .   860,000    855,265





DATIGEN.COM, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended December 31, 2003 and 2002
------------------------------------------------

                                                  Cumulative
                                                  Other
                                                  Common Stock  Comprehensive   Accumulated
                                                  Shares        Amount          Income         Deficit     Total
                                                  ------------  --------------  -------------  ----------  -----------

Balance, December 31, 2001 . . . . . . . . . . .       675,000  $    1,065,100  $    (49,700)  $(352,513)  $  662,887

Issuance of common stock for acquisition . . . .       175,000         157,500             -           -      157,500
of Amerex

Exercise of stock options. . . . . . . . . . . .        10,000          14,000             -           -       14,000

Comprehensive Net Income Calculation:
Net Income . . . . . . . . . . . . . . . . . . .             -               -             -     296,186      296,186
Other comprehensive income:
Unrealized holding loss on marketable securities             -               -          (300)          -         (300)
                                                  ------------  --------------  -------------  ----------  -----------

Comprehensive net Income . . . . . . . . . . . .             -               -          (300)    296,186      295,886
                                                  ------------  --------------  -------------  ----------  -----------

Balance, December 31, 2002 . . . . . . . . . . .       860,000  $    1,236,600  $    (50,000)  $ (56,327)  $1,130,273
                                                  ============  ==============  =============  ==========  ===========

Exercise of stock options. . . . . . . . . . . .             -               -             -           -            -

Comprehensive Net Income Calculation:
Net loss . . . . . . . . . . . . . . . . . . . .             -               -             -      15,859       15,859
Other comprehensive loss:
Recognized loss on marketable securities . . . .             -               -        50,000           -       50,000
                                                  ------------  --------------  -------------  ----------  -----------

Comprehensive net income . . . . . . . . . . . .             -               -             -      15,859       15,859
                                                  ------------  --------------  -------------  ----------  -----------

Balance, December 31, 2003 . . . . . . . . . . .       860,000  $    1,236,600  $          -   $ (40,468)  $1,196,132
                                                  ============  ==============  =============  ==========  ===========





DATIGEN.COM, INC.
STATEMENTS OF CASH FLOWS
Years Ended December 31, 2003 and 2002
                                                                                    2003        2002
                                                                                ---------  ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 15,859   $ 296,186
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization. . . . . . . . . . . . . . . . . . . . . . . . .    20,655      12,425
Gain on disposal of asset. . . . . . . . . . . . . . . . . . . . . . . . . . .         -      (1,249)
Realized loss on marketable securities . . . . . . . . . . . . . . . . . . . .    50,000           -
Deferred income tax expense. . . . . . . . . . . . . . . . . . . . . . . . . .    (7,306)          -
Changes in operating assets and liabilities:
     (Increase) decrease in franchise notes receivable . . . . . . . . . . . .    39,494    (215,000)
     (Increase) decrease in accounts receivable. . . . . . . . . . . . . . . .     7,622     (37,866)
     Increase in inventories . . . . . . . . . . . . . . . . . . . . . . . . .   (34,061)    (33,574)
     Increase in other assets. . . . . . . . . . . . . . . . . . . . . . . . .    (2,115)     (3,377)
     Decrease in accounts payable. . . . . . . . . . . . . . . . . . . . . . .         -      (2,531)
     Increase in customer deposits . . . . . . . . . . . . . . . . . . . . . .     5,000           -
     Increase in accrued liabilities . . . . . . . . . . . . . . . . . . . . .     4,327           -
                                                                                ---------  ----------

Total adjustments. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    83,616    (281,172)
                                                                                ---------  ----------

Net cash provided by operating activities. . . . . . . . . . . . . . . . . . .    99,475      15,014

CASH FLOWS FROM INVESTING ACTIVITIES:
Issuance of related party notes receivable . . . . . . . . . . . . . . . . . .         -    (150,000)
Repayments on related party notes receivable . . . . . . . . . . . . . . . . .    11,705     160,000
Payments on notes receivable . . . . . . . . . . . . . . . . . . . . . . . . .         -       7,202
Purchase of equipment and goodwill . . . . . . . . . . . . . . . . . . . . . .   (13,226)   (248,795)
Proceeds from disposal of equipment. . . . . . . . . . . . . . . . . . . . . .         -       2,449
Increase in patent costs . . . . . . . . . . . . . . . . . . . . . . . . . . .         -      (7,500)
                                                                                ---------  ----------

Net cash used by investing activities. . . . . . . . . . . . . . . . . . . . .    (1,521)   (236,644)

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options. . . . . . . . . . . . . . . . . . . . . . . . . . .         -      14,000
                                                                                ---------  ----------

NET INCREASE (DECREASE) IN CASH. . . . . . . . . . . . . . . . . . . . . . . .    97,954    (207,630)

BEGINNING CASH . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   246,488     454,118
                                                                                ---------  ----------

ENDING CASH. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $344,442   $ 246,488
                                                                                =========  ==========

There are no non-cash investing or financing activities during the years ended
December 31, 2003 and 2002.

NOTE  1.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
             ----------------------------------------------


This summary of significant accounting policies of Datigen.com, Inc. is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

Nature  of Operations - Datigen.com, Inc., formerly Atomic Giant.com, Inc., (the
---------------------
Company) was incorporated in the State of Utah on February 10, 1999, for the purpose of developing and marketing various Internet and Internet-related products and services. Until January 1, 2002, the Company was considered to be in the developmental stage in accordance with SFAS No. 7.

On January 2, 2002, the Company purchased the assets of Amerex, a sole proprietorship. The Company paid $200,000 cash and issued 175,000 shares of common stock for property and equipment valued at $12,695 and goodwill of $344,805.

As a result of the Amerex purchase, the Company is the franchisor of trip hazard operations and sells machinery, saw blades and related products directly to franchisees. The Company is active in promoting training and technique programs to its franchisees. The Company also owns and operates a trip hazard removal business in Utah. At December 31, 2003, the Company had eleven full-time employees and a total of 13 employees. The Company has commenced operations and has derived revenues from its asset purchase. Accordingly, the Company is no longer considered to be in the developmental stage.

Under its franchise agreement, the Company grants franchisees the right to operate a trip hazard business, which removes uneven surfaces in concrete sidewalks, using the Company's unique machinery and business processes in exclusive operating territories. Depending on certain conditions, the initial franchise fee ranges from $45,000 to $95,000, including equipment. The franchisees also pay a continuing royalty fee of four percent, based on the franchisees' monthly gross sales. The royalty fee is not payable to the Company until the gross revenues of the franchisee exceed the initial franchise fee.

Franchise Revenue - During the year ended December 31, 2003, the Company sold two new franchises and recognized $155,000 in revenues, with corresponding direct costs of $19,907. During the year ended December 31, 2002, the Company sold five franchises and recognized $350,000 in revenues, with corresponding direct costs of $99,378. The Company recognized $7,122 and $0 in royalty income for the years ended December 31, 2003 and 2002, respectively. Product and equipment sales, other than equipment sales included in the initial franchise fees, made to franchisees totaled $19,609 and $11,925 for the years ended December 31, 2003 and 2002, respectively. The number of franchised outlets in operation at December 31, 2003, is seven.

Owner-operated Franchise Revenue - The Company owns and operates one trip hazard removal business at December 31, 2003 and 2002. Revenues from the Company owned trip hazard business totaled $539,138, with corresponding direct expenses of $405,261, for the year ended December 31, 2003. Revenues from the Company owned trip hazard business totaled $500,128, with corresponding direct expenses of $226,295, for the year ended December 31, 2002.

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

Accounts Receivable - Accounts receivable are from franchisees and customers of the Company's trip hazard operations, are currently due, and are deemed to be fully collectible.

Inventories - Inventories are valued at the lower of cost or market and consists of machinery, equipment, and other supplies held for resale to franchisees. Cost is determined using the first-in, first-out method.

Property and Equipment - Property and equipment are stated at cost, less accumulated depreciation. Depreciation and amortization are determined using the straight-line method over the estimated useful lives of the assets ranging form two to five years. Maintenance and repairs are expensed as incurred.

Revenue Recognition - Revenues from franchise sales are recognized when all material services or conditions relating to the franchise sale have been substantially performed, which is the date the initial franchisee training is complete. Substantial performance means that the Company has no remaining obligation or intent-by agreement, trade practice, or law-to refund any cash received or forgive any unpaid notes or receivables; substantially all of the services of the Company required by its agreements with its franchisees have been performed; and, no other material conditions or obligations related to the determination of substantial performance exist. Revenues from royalties are recorded monthly as they are earned. Revenues from product and equipment sales are recorded when shipped to the franchisee. Revenue from the Company owned trip hazard operation is recorded as the work is performed

Marketable Securities - The Company classifies its marketable debt and equity securities as "held to maturity" if it has the positive intent and ability to hold the securities to maturity. All other marketable debt and equity securities are classified as "available for sale." Securities classified as "available for sale" are carried in the financial statements at fair value. Realized gains and losses, determined using the specific identification method, are included in earnings; unrealized holding gains and losses are reported as a separate component of stockholders' equity. Securities classified as held to maturity are carried at amortized cost.

For both categories of securities, declines in fair value below amortized cost that are other than temporary are included in earnings.

The Company held only available-for-sale securities at December 31, 2002, and recognized a $50,000 loss on these securities for a non-temporary decline in fair value for the year ending December 31, 2003.

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

Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates

Stock Based Compensation - During the years ended December 31, 2002, the Company granted 55,000 stock options to employees of the Company. The Company did not grant any stock options to employees during the year ending December 31, 2003. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation expense has been recognized for stock options granted to employees. Had compensation expense for the Company's stock options been determined based on the fair value at the grant date consistent with the provision of SFAS No. 123, the Company's results of operations would have been reduced by the pro forma amounts indicated below:




                                              2003      2002
                                           -------  ---------

Net income as reported. . . . . . . . . .  $15,859  $296,186
Total stock-based employee compensation
expense determined under fair value based
method of all awards. . . . . . . . . . .        -   (53,350)
                                           -------  ---------

Net income pro forma. . . . . . . . . . .   15,859   242,836
Earnings per common share, as reported: .     0.02      0.35
Earnings per common share, pro forma: . .     0.02      0.28

The pro forma effect on net income may not be representative of the pro forma effect on net income for future years due to: (i) the vesting period of future stock options and the (ii) fair value of additional stock options in future years.

The fair value of the options granted during the year ended December 31, 2002 is estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:




Expected dividend yield: . . . .  $          -
Expected stock price volatility:           135%
Risk-free interest rate: . . . .          2.21%
Expected life of options:. . . .   1 - 5 years

The weighted average fair value of options granted during the year ended December 31, 2002 was $.97. The options are 100 percent vested at December 31, 2003 and 2002.

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

In June 2002, the FASB issued FASB Statement No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issue Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of SFAS 146 are required to be applied for exit or disposal activities that are initiated after December 31, 2003. The adoption of SFAS 146 is not expected to have any material impact on the Company's financial position or results of operations.

In December 2002, the FASB issued FASB Statement No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation-Transition and Disclosure." SFAS 148 amends SFAS 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends APB Opinion No. 28, "Interim Financial Reporting," to require disclosure about those effects in interim financial information. The provisions of SFAS 148 are required to be applied to fiscal years ending after December 15, 2003. The adoption of SFAS 148 is not expected to have any impact on the Company's financial position or results of operation.

In July 2003, the FASB issued FIN 46 that requires the consolidation of certain types of entities in which a company absorbs a majority of another entity's expected losses, receives a majority of the other entity's expected residual returns, or both, as a result of ownership, contractual, or other financial interest in the other entity. These entities are called "variable interest entities." The principal characteristics of variable interest entities are (1) an insufficient amount of equity to absorb the entity's expected losses, (2) equity owners as a group are not able to make decisions about the entity's activities, or (3) equity that does not absorb the entity's losses or receive the entity's residual returns. Variable interests are contractual, ownership, or other monetary interests in an entity that change with fluctuations in the entity's net asset value. As a result, variable interest entities can arise from items such as lease agreements, loan arrangement, guarantees, or service contracts. In December 2003, the FASB published a revision to FIN 46 (FIN 46R) to clarify some of the provisions of the interpretation and to defer the effective date of implementation for certain entities. Under the guidance of FIN 46R, entities that do not have interests in structures that are commonly referred to as special purpose entities are required to apply the provisions of the interpretation in financial statements for period ending after March 14, 2004. The Company does not have interests in special purpose entities and will apply the provisions of FIN 46R with its first quarter 2004 financial statements.

                                      F-11
NOTE  2.     MARKETABLE  SECURITIES
             ----------------------


Marketable securities have the following cost and market values as of December 31, 2003 and 2002:


                                 2003      2002
                                -----  ---------
Available for sale securities:
  Equity securities
     Cost. . . . . . . . . . .  $   -  $ 50,000
     Fair Value. . . . . . . .      -         -
                                -----  ---------

       Gross Unrealized Loss .  $   -  $(50,000)
                                =====  =========

NOTE  3.     RELATED  PARTY  NOTES  RECEIVABLE  AND  TRANSACTIONS
             ----------------------------------------------------

The Company was owed $189,295 by a finance company owned by an officer of the Company as of December 31, 2003. The note has no principal repayment terms, bears interest at 10 percent, and is collateralized by real property. All interest due under the terms of the note was paid as of December 31, 2003 and 2002.

On March 1, 2002, the Company loaned $150,000 to the finance company owned by an officer of the Company. The note was collateralized by real property and bore an interest rate of 10 percent. The note was paid in full, including all accrued interest, at December 31, 2002.

NOTE  4.     NOTES  RECEIVABLE  FROM  FRANCHISEES
             ------------------------------------

During the years ended December 31, 2003 and 2002, the Company financed the sale of initial franchisee fees. The notes earn interest from 8 to 12 percent, are collateralized by the franchises and related equipment, and are payable monthly.

     Principal maturities on the notes receivable from franchisees are as follows:




December 31
-----------

2005. . . .  $80,713
2006. . . .   21,861
             -------

            $102,574
            ========

NOTE  5.     INCOME  TAXES
             -------------

The  provision  (benefit)  for  income  taxes  consists  of  the  following:




                                      2003       2002
                                  ---------  ---------
Current:
  Federal. . . . . . . . . . . .  $      -   $      -
  State. . . . . . . . . . . . .         -          -
                                  ---------  ---------
                                         -          -

Deferred:
  Federal. . . . . . . . . . . .    (6,035)         -
  State. . . . . . . . . . . . .    (1,271)         -
                                  ---------  ---------
                                    (7,306)         -
                                  ---------  ---------

     Total . . . . . . . . . . .  $ (7,306)  $      -
                                  =========  =========


                                      2003       2002
                                  ---------  ---------

Federal income tax expense at. .  $  2,139   $ 74,046
  statutory rate
State income tax expense, net of
  federal tax benefit. . . . . .       321     11,396
Permanent differences. . . . . .      (229)      (187)
Change in valuation allowance. .    (9,537)   (85,255)
                                  ---------  ---------

Total benefit. . . . . . . . . .  $ (7,306)  $      -
                                  =========  =========

                                  $      -

                                      2003       2002
                                  ---------  ---------

Net operating loss carryforwards  $ 68,508   $ 77,814
Tax and book depreciation. . . .    (4,941)    (5,918)
Tax and book amortization. . . .   (13,218)    (6,106)
Marketable securities. . . . . .    14,375     14,375
Accounts receivable. . . . . . .   (57,418)   (70,628)
Valuation allowance. . . . . . .         -     (9,537)
                                  ---------  ---------

Net deferred taxes . . . . . . .  $  7,306   $      -
                                  =========  =========


             --------------------------

At December 31, 2003 and 2002, the Company has a net operating loss carry forward available to offset future taxable income of approximately $238,287 and $322,248, respectively, which will begin to expire in 2019. The utilization of the net operating loss carry forward is dependent upon the tax laws in effect at the time the net operating loss carry forwards can be utilized. The change in the valuation allowance from 2002 to 2003 is primarily due to the utilization of the net operating loss carry forward, the change in accounting method for taxes from accrual to cash, and the conclusion that it is more likely than not that the net operating losses will be fully realized.

NOTE  6.     SUPPLEMENTAL  CASH  FLOW  DISCLOSURE
             ------------------------------------

The Company paid $28 and $100 for interest and income taxes, respectively, during the year ended December 31, 2003. The Company paid $22 and $0 for interest and income taxes, respectively, for the year ended December 31, 2002.

     During the years ended December 31, 2003 and 2002, the Company recorded realized and unrealized losses on marketable securities of $50,000 and $300, respectively.

NOTE  7.     STOCK  OPTIONS
             --------------

The Company has a Stock Option Plan (Option Plan), which provides for the grant of incentive stock options and non-qualified stock options to employees, directors and consultants. Incentive stock options may only be granted to employees. The Option Plan is administered by the Executive Compensation Committee of the Board of Directors, which determines the terms of options granted including the exercise price, the number of shares subject to the option, and the exercisability of the option.

     The  schedule  of  stock  options  is  as  follows:





                                  Number of
                                  Options
                                  ----------
Outstanding at December  31, 2001    95,000
Granted. . . . . . . . . . . . .     55,000
Expired. . . . . . . . . . . . .    (75,000)
Exercised. . . . . . . . . . . .    (10,000)
                                  ----------

Outstanding at December 31, 2002     65,000
                                  ==========
Granted. . . . . . . . . . . . .          -
Expired. . . . . . . . . . . . .          -
Exercised. . . . . . . . . . . .          -
                                  ----------

Outstanding at December 31, 2003     65,000
                                  ==========

            OPTIONS OUTSTANDING                    OPTIONS EXERCISABLE

                                WEIGHTED AVERAGE
                                   REMAINING          WEIGHTED
   RANGE OF          NUMBER     CONTRACTUAL LIFE      AVERAGE         NUMBER
EXERCISE PRICES   OUTSTANDING        (YEARS)       EXERCISE PRICE   EXERCISABLE
---------------   -----------   ----------------   --------------   ------------
 $1.06 - $1.50      65,000            2.82              $1.38         65,000


ERROR!  NOT  A  VALID  LINK.
ERROR!  NOT  A  VALID  LINK.
NOTE  8.     GOODWILL
             --------

As discussed in Note 1, the Company acquired the assets of Amerex during 2002. The excess purchase price over assets acquired was allocated to Goodwill. The entire amount of Goodwill acquired is expected to be deductible for income tax purposes in the year allowed under tax law.

Goodwill was tested for impairment in the fourth quarter of 2003. Goodwill is not considered to be impaired as December 31, 2003. Accordingly, no impairment loss has been recognized in the financial statements.

NOTE  9.     FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS
             ---------------------------------------

The Company's financial instruments consist of cash and notes receivable. The carrying amounts approximate fair value because of either the short-term nature of the items or the fact that the instruments bear interest at market rate.

NOTE  10.     OPERATING  LEASE
              ----------------

     During the year ended December 31, 2003, the Company entered into a one-year lease for office and warehouse facilities for the Company-owned trip hazard removal business. Monthly rent approximates $1,100, beginning January 2004. Rent expense was $16,340 for the year ended December 31, 2003.

NOTE  11.     COMMITMENTS  AND  CONTINGENCIES
              -------------------------------

The Company may become or is subject to investigations, claims or lawsuits ensuing out of the conduct of its business, including those related to environmental safety and health, product liability, commercial transactions, etc. The Company is currently not aware of any such items that it believes could have a material adverse affect on its financial position.

     ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

NONE

     ITEM  8A.  ACCOUNTING  CONTROLS  AND  PROCEDURES

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


PART  III

     ITEM  9.  DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND CONTROL PERSONS;
COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT

DIRECTORS  AND  OFFICERS

     THE FOLLOWING TABLE SETS FORTH THE NAMES, AGES, AND POSITIONS WITH THE COMPANY FOR EACH OF THE DIRECTORS AND OFFICERS OF THE COMPANY.

Name                    Age       Positions (1)                          Since

Joseph F. Ollivier      61        President, Chief Executive Officer      1999
                                     and Director

Matthew Haney           27        Franchise Development and Director      2002

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

     MATTHEW HANEY. MR. HANEY GRADUATED WITH A BACHELOR'S DEGREE IN ECONOMICS FROM BRIGHAM YOUNG UNIVERSITY IN PROVO, UTAH IN DECEMBER 2000 AND IS CURRENTLY RECEIVING AN MBA THROUGH UTAH STATE UNIVERSITY. DURING THE LAST FEW YEARS MR. HANEY HAS ALSO BEEN A PARTNER AT FIRST CAPITAL ADVISORS, WHICH WRITES BUSINESS
PLANS  AND  MARKETING  DOCUMENTS  FOR  COMPANIES  RAISING  MONEY.

SECTION  16(A)  BENEFICIAL  OWNERSHIP  REPORTING  COMPLIANCE

     SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934 REQUIRES OFFICERS AND DIRECTORS OF THE COMPANY AND PERSONS WHO OWN MORE THAN TEN PERCENT OF A REGISTERED CLASS OF THE COMPANY'S EQUITY SECURITIES TO FILE REPORTS OF OWNERSHIP AND CHANGES IN THEIR OWNERSHIP WITH THE SECURITIES AND EXCHANGE COMMISSION, AND FORWARD COPIES OF SUCH FILINGS TO THE COMPANY. BASED ON THE COPIES OF FILINGS RECEIVED BY THE COMPANY, DURING THE MOST RECENT FISCAL YEAR, THE DIRECTORS, OFFICERS, AND BENEFICIAL OWNERS OF MORE THAN TEN PERCENT OF THE EQUITY SECURITIES OF THE COMPANY REGISTERED PURSUANT TO SECTION 12 OF THE EXCHANGE ACT, HAVE FILED ALL FORMS ON A TIMELY BASIS, A FORM 4 FOR MATTHEW HANEY WAS FILED IN JULY 2003. ALL OTHER FORMS 3, 4, AND 5 AND ANY AMENDMENTS THERETO, WERE FILED ON A TIMELY BASIS.

                         ITEM  10.  EXECUTIVE  COMPENSATION

     ON FEBRUARY 12, 2002, THE COMPANY GRANTED TO BALLARD GARDNER OPTIONS TO PURCHASE 10,000 OF COMMON STOCK AT AN EXERCISE PRICE OF $1.06, WHICH EXPIRE ON FEBRUARY 12, 2005, AND ON NOVEMBER 11, 2002, ISSUED OPTIONS TO PURCHASE AN
ADDITIONAL 5,000 SHARES OF COMMON STOCK AT $1.41 PER SHARE, WHICH EXPIRE ON NOVEMBER 11, 2007. ON MAY 15, 2002, JOSEPH OLLIVIER AND MATTHEW HANEY RECEIVED OPTIONS TO PURCHASE 10,000 SHARES OF COMMON STOCK EACH AT AN EXERCISE PRICE OF $1.40, WHICH EXPIRE ON MAY 15, 2007, AND OPTIONS TO PURCHASE AN ADDITIONAL 5,000 SHARES OF COMMON STOCK AT $1.41 PER SHARE, WHICH EXPIRE ON NOVEMBER 11, 2007. MR. OLLIVIER EXERCISED HIS OPTION TO PURCHASE 10,000 SHARES AT AN EXERCISE PRICE OF $1.40 IN JULY 2002. THE OPTIONS WERE ISSUED TO COMPENSATE THE COMPANY'S OFFICERS FOR SERVICES RENDERED TO THE COMPANY DURING 2002. THE FOLLOWING TABLE SETS FORTH OTHER COMPENSATION RECEIVED BY THE COMPANY'S OFFICERS AND DIRECTORS AS OF DECEMBER 31, 2003.



                                    ANNUAL COMPENSATION
NAME                                 YEAR     SALARY($)
----                                 ----     ---------
JOSEPH  F.  OLLIVIER,  PRESIDENT     2003     $24,000
                                     2002     $24,000
                                     2001        0
M.  BALLARD  GARDNER,                2003     $75,000
  OPERATIONS  MANAGER                2002     $75,000
                                     2001        0
MATTHEW  HANEY,  VICE  PRESIDENT     2003     $21,000
                                     2002     $16,500
                                     2001        0


     NO OPTIONS WERE GRANTED TO ANY EMPLOYEE OR EXECUTIVE OFFICER DURING THE YEAR ENDED DECEMBER 31, 2003. THE FOLLOWING TABLES SET FORTH CERTAIN INFORMATION WITH RESPECT TO OPTIONS GRANTED DURING THE YEARS AND EXERCISED AND UNEXERCISED OPTIONS HELD BY OUR EXECUTIVE OFFICERS AS OF DECEMBER 31, 2003.




                               NUMBER OF SECURITIES         VALUE OF UNEXCERCISED
                               UNDERLYING                   IN-THE-MONEY            SHARES ACQUIRED   VALUE
                               UNEXERCISED OPTIONS/SARs AT  OPTIONS/SARs AT         ON EXERCISE       REALIZED
NAME. . . . . . . . .          DECEMBER 31, 2003            DECEMBER 31, 2003 ($)   DURING 2003       DURING 2003
                               EXCERCISABLE/UNEXERCISABLE.  EXERCISABLE/                 (#)               ($)
                                                            UNEXERCISABLE (1)

Joseph F. Ollivier,                   5,000/0               $  450/0                      -                 -
President & Director

Matthew Haney,                        15,000/0              $1,450/0                      -                 -
VP Marketing &
Director



(1) THIS VALUE IS DETERMINED ON THE BASIS OF THE DIFFERENCE BETWEEN THE AVERAGE OF THE HIGH BID AND ASKED PRICES ON DECEMBER 31, 2003, OF THE SECURITIES UNDERLYING THE OPTIONS AND THE EXERCISE PRICE.

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

THE  SCHEDULE  OF  STOCK  OPTIONS  IS  AS  FOLLOWS:

                                      NUMBER OF
                                       OPTIONS
                                      ---------
OUTSTANDING AT DECEMBER 31, 2000       120,000
                                      ---------
CANCELLED                              (25,000)
OUTSTANDING AT DECEMBER 31, 2001        95,000
                                      ---------
GRANTED                                 55,000
EXPIRED                                (75,000)
EXERCISED                              (10,000)
OUTSTANDING AT DECEMBER 31, 2002        65,000
                                      ---------
EXPIRED                                      0

OUTSTANDING AT DECEMBER 31, 2003        65,000
                                      =========


THE FOLLOWING TABLE SUMMARIZES INFORMATION ABOUT STOCK OPTIONS OUTSTANDING AT DECEMBER 31, 2003:

            OPTIONS OUTSTANDING                    OPTIONS EXERCISABLE

                                WEIGHTED AVERAGE
                                   REMAINING          WEIGHTED
   RANGE OF          NUMBER     CONTRACTUAL LIFE      AVERAGE         NUMBER
EXERCISE PRICES   OUTSTANDING        (YEARS)       EXERCISE PRICE   EXERCISABLE
---------------   -----------   ----------------   --------------   ------------
 $1.06 - $1.50      65,000            2.82              $1.38         65,000
-------------       ------            ----              -----         ------

ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

     THE FOLLOWING TABLE SETS FORTH AS OF DECEMBER 1, 2003, THE NUMBER AND PERCENTAGE OF THE 860,000 OUTSTANDING SHARES OF COMMON STOCK WHICH, ACCORDING TO THE INFORMATION SUPPLIED TO THE COMPANY, WERE BENEFICIALLY OWNED BY (I) EACH PERSON WHO IS CURRENTLY A DIRECTOR OF THE COMPANY, (II) EACH EXECUTIVE OFFICER,
(III) ALL CURRENT DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY AS A GROUP AND
(IV) EACH PERSON WHO, TO THE KNOWLEDGE OF THE COMPANY, IS THE BENEFICIAL OWNER OF MORE THAN 5% OF THE OUTSTANDING COMMON STOCK. EXCEPT AS OTHERWISE INDICATED, THE PERSONS NAMED IN THE TABLE HAVE SOLE VOTING AND DISPOSITIVE POWER WITH RESPECT TO ALL SHARES BENEFICIALLY OWNED, SUBJECT TO COMMUNITY PROPERTY LAWS WHERE APPLICABLE.

                                              COMMON          PERCENT  OF
                                              SHARES          CLASS(1)
NAME  AND  ADDRESS

JOSEPH  F.  OLLIVIER  (2)(3)                 140,500         16.3
4643  N.  MILE  HIGH
PROVO,  UT  84604

MATTHEW  HANEY  (2)(3)                         1,000           .1
1368  SOUTH  ALPINE  LOOP
PROVO,  UTAH  84606

ALL  EXECUTIVE  OFFICERS  AND                141,500         16.4
  DIRECTORS  AS  A  GROUP  (2  PERSONS)

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

     ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     IN  ADDITION  TO  ITS  LEASED  WAREHOUSE  AND  OFFICE SPACE IN LINDON, UTAH
DATIGEN USES OFFICE SPACE PROVIDED BY JOSEPH F. OLLIVIER, AN OFFICER AND DIRECTOR OF THE COMPANY, FREE OF CHARGE.

     AT DECEMBER 31, 2003, DATIGEN HAS OUTSTANDING $189,295 IN NOTES RECEIVABLE FROM A FINANCE COMPANY OWNED AND CONTROLLED BY JOSEPH F. OLLIVIER, AN OFFICER AND DIRECTOR OF DATIGEN. THE NOTE IS SECURED BY REAL PROPERTY THROUGH TRUST DEEDS AS COLLATERAL AND BEAR INTEREST AT THE RATE OF 10 PERCENT PER ANNUM. INTEREST IS PAID MONTHLY AND IS CURRENT.

     ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

REPORTS  ON  FORM  8-K

     NO REPORTS ON FORM 8-K WERE FILED BY THE COMPANY DURING THE LAST CALENDAR QUARTER OF 2003.

EXHIBITS

     COPIES OF THE FOLLOWING DOCUMENTS ARE INCLUDED AS EXHIBITS TO THIS REPORT PURSUANT TO ITEM 601 OF REGULATION S-B.

EXHIBIT  NO.   TITLE  OF  DOCUMENT                                     LOCATION*

3.1            ARTICLES  OF  INCORPORATION                           FORM  10-SB
3.2            BYLAWS                                                FORM  10-SB

4.1            LONG  TERM  STOCK  INCENTIVE  PLAN                   FORM  10-KSB
10.1           ACQUISITION  OF  AMEREX                                 FORM  8-K
10.2           EMPLOYMENT  AGREEMENT  WITH  M. BALLARD GARDNER          FORM 8-K
16.1           LETTER  ON  CHANGE  IN  CERTIFYING  ACCOUNTANT          FORM  8-K
31.1           CERTIFICATION  UNDER  SECTION  906  OF  THE
               SORBANES-QXLEY     ACT  OF  2002

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

          ITEM  14.  PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES
AUDIT  FEES
THE AGGREGATE FEES BILLED FOR PROFESSIONAL SERVICES RENDERED BY OUR PRINCIPAL ACCOUNTANT FOR THE AUDIT OF OUR ANNUAL FINANCIAL STATEMENTS, REVIEW OF FINANCIAL STATEMENTS INCLUDED IN OUR QUARTERLY REPORTS AND OTHER FEES THAT ARE NORMALLY PROVIDED BY THE ACCOUNTANT IN CONNECTION WITH STATUTORY AND REGULATORY FILINGS OR ENGAGEMENTS FOR THE FISCAL YEARS ENDED DECEMBER 31, 2003 AND 2002 WERE $14,500 AND $22,100, RESPECTIVELY.

AUDIT  RELATED  FEES
THE AGGREGATE FEES BILLED FOR ASSURANCE AND RELATED SERVICES BY OUR PRINCIPAL ACCOUNTANT THAT ARE REASONABLY RELATED TO THE PERFORMANCE OF THE AUDIT OR REVIEW OF OUR FINANCIAL STATEMENTS, OTHER THAN THOSE PREVIOUSLY REPORTED IN THIS ITEM 14, FOR THE FISCAL YEARS ENDED DECEMBER 31, 2003 AND 2002 WERE $0 AND $0, RESPECTIVELY.

TAX  FEES
THE AGGREGATE FEES BILLED FOR PROFESSIONAL SERVICES RENDERED BY OUR PRINCIPAL ACCOUNTANT FOR TAX COMPLIANCE, TAX ADVICE AND TAX PLANNING FOR THE FISCAL YEARS ENDED DECEMBER 31, 2003 AND 2002 WERE $ 2,567AND $2,000 RESPECTIVELY.

ALL  OTHER  FEES
THE AGGREGATE FEES BILLED FOR PRODUCTS AND SERVICES PROVIDED BY THE PRINCIPAL ACCOUNTANT, OTHER THAN THOSE PREVIOUSLY IN THIS ITEM 14, FOR THE FISCAL YEARS ENDED DECEMBER 31, 2003 AND 2002 WERE $0 AND $0, RESPECTIVELY.


SIGNATURES

     IN ACCORDANCE WITH SECTION 13 OR 15(D) OF THE EXCHANGE ACT, THE REGISTRANT CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

     DATIGEN.COM,  INC.

DATE:  FEBRUARY  1,  2004                     BY:  /S/  JOSEPH  F.  OLLIVIER,
                                                 ----------------------------
                                    CHIEF  EXECUTIVE  AND  FINANCIAL  OFFICER

     IN ACCORDANCE WITH THE EXCHANGE ACT, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

DATE:  FEBRUARY  1,  2004                     /S/  JOSEPH  F. OLLIVIER, DIRECTOR
                                                   -----------------------------
DATE:  FEBRUARY  1,  2004                     /S/  MATTHEW  HANEY,  DIRECTOR
                                                   -------------------------

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

4. I AM RESPONSIBLE FOR ESTABLISHING AND MAINTAINING DISCLOSURE CONTROLS AND PROCEDURES (AS DEFINED IN EXCHANGE ACT RULES 13A-14 AND 15D-14) FOR THE
REGISTRANT  AND  HAVE:

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

DATED:  FEBRUARY  1,  2004                    /S/ JOSEPH  F.  OLLIVIER
                                                 ----------------------
                                                  JOSEPH  F.  OLLIVIER,
                              CHIEF  EXECUTIVE  AND  FINANCIAL  OFFICER