Form 10QSB
period 2004-03-31
DATIGEN COM INC
filed 2004-05-19
CIK 1086082

U.S.  SECURITIES  AND  EXCHANGE  COMMISSION
                             WASHINGTON,  D.C.  20549
                                   FORM  10-QSB

             [X]  QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(D)  OF
                       THE  SECURITIES  EXCHANGE  ACT  OF  1934

                  FOR  THE  QUARTERLY  PERIOD  ENDED  MARCH  31,  2004

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

                      APPLICABLE  ONLY  TO  CORPORATE  ISSUERS:

STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY, AS OF MARCH 31, 2004: 724,500 SHARES OF COMMON STOCK.

              TRANSITIONAL  SMALL  BUSINESS  FORMAT:  YES  [  ]  NO  [  X  ]

                    DOCUMENTS  INCORPORATED  BY  REFERENCE:  NONE



                           FORM  10-QSB

                        DATIGEN.COM,  INC.

                              INDEX



                                                           PAGE
PART  I.    FINANCIAL  INFORMATION

ITEM  1.    BALANCE  SHEETS  DEC  31,2003  (AUDITED)          3
            MARCH  31,  2004  (UAUDITED)

            STATEMENTS  OF  INCOME  FOR  THE  THREE           4
            MONTHS  ENDED  MARCH  31,  2004  AND  2003.

            STATEMENT  OF  STOCKHOLDERS'  EQUITY  FOR         5
            THE  THREE  MONTHS  ENDED  MARCH  31,  2004

            STATEMENTS  OF  CASH  FLOWS  FOR  THE  THREE      6
            MONTHS  ENDED  MARCH  31,  2004  AND  2003.

            NOTES  TO  FINANCIAL  STATEMENTS                  7

ITEM  2.    MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF       8
            FINANCIAL CONDITION AND RESULTS OF  OPERATIONS

ITEM  3.    CONTROLS  AND  PROCEDURES

PART  II.   OTHER  INFORMATION

ITEM  1.    LEGAL  PROCEEDINGS

ITEM  2.    CHANGES  IN  SECURITIES

ITEM  3.    DEFAULTS  UPON  SENIOR  SECURITIES

ITEM  4.    SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY
            HOLDERS

ITEM  5.    OTHER  INFORMATION

ITEM  6.    EXHIBITS  AND  REPORTS  ON  FORM  8-K


            SIGNATURES





                          PART I. FINANCIAL INFORMATION


ITEM  1.  FINANCIAL  STATEMENTS

                              FINANCIAL  INFORMATION
                                DATIGEN.COM,  INC.

                                   BALANCE  SHEET
                                  MARCH  31,  2004
                                     (UNAUDITED)




DATIGEN.COM, INC.
BALANCE SHEETS
                                                             March 31,    December 31,
                                                                2004         2003
                                                            -----------  --------------
                                                            (Unaudited)    (Audited)
ASSETS

CURRENT ASSETS:
Cash . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   167,828  $     344,442
Accounts receivable. . . . . . . . . . . . . . . . . . . .       79,708         30,245
Inventories. . . . . . . . . . . . . . . . . . . . . . . .       35,853         67,635
Current portion of notes receivable from franchisees . . .       70,950         65,730
                                                            -----------  --------------

Total current assets . . . . . . . . . . . . . . . . . . .      354,339        508,052

PROPERTY AND EQUIPMENT, Net. . . . . . . . . . . . . . . .       40,716         45,185

GOODWILL . . . . . . . . . . . . . . . . . . . . . . . . .      344,805        344,805

NOTES RECEIVABLE FROM FRANCHISEES, net of current portion.      195,354        102,574

RELATED PARTY NOTE RECEIVABLE. . . . . . . . . . . . . . .      189,295        189,295

DEFERRED INCOME TAX ASSET. . . . . . . . . . . . . . . . .       75,923         64,724

OTHER ASSETS . . . . . . . . . . . . . . . . . . . . . . .        2,675       8,242.00
                                                            -----------  --------------

Total assets . . . . . . . . . . . . . . . . . . . . . . .  $ 1,203,107  $   1,262,877
                                                            ===========  ==============


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Customer deposits. . . . . . . . . . . . . . . . . . . . .  $         -  $       5,000
Deferred income tax liability. . . . . . . . . . . . . . .       99,672         57,418
Accrued expenses . . . . . . . . . . . . . . . . . . . . .            -          4,327
                                                            -----------  --------------

Total current liabilities. . . . . . . . . . . . . . . . .       99,672         66,745


STOCKHOLDERS' EQUITY

STOCKHOLDERS' EQUITY:
Common stock, no par value, 50,000,000 shares
authorized, 724,500 and 860,000 shares issued
and outstanding. . . . . . . . . . . . . . . . . . . . . .    1,067,225      1,236,600
Retained earnings (accumulated deficit). . . . . . . . . .       36,210        (40,468)
                                                            -----------  --------------

Total stockholders' equity . . . . . . . . . . . . . . . .    1,103,435      1,196,132
                                                            -----------  --------------

Total liabilities and stockholders' equity . . . . . . . .  $ 1,203,107  $   1,262,877
                                                            ===========  ==============






                                  DATIGEN.COM,  INC.
                              STATEMENT  OF  OPERATIONS
                                     (UNAUDITED)




DATIGEN.COM, INC.
STATEMENTS OF OPERATIONS
                                                      Three Months    Three Months
                                                          Ended          Ended
                                                         March 31,      March 31,
                                                           2004            2003
                                                      --------------  --------------
                                                        (Unaudited)     (Unaudited)

REVENUES . . . . . . . . . . . . . . . . . . . . . .  $      263,911  $     132,998

DIRECT OPERATING COSTS . . . . . . . . . . . . . . .          98,043         68,002

GENERAL AND ADMINISTRATIVE EXPENSES. . . . . . . . .          66,528         85,495
                                                      --------------  --------------

INCOME (LOSS) FROM OPERATIONS. . . . . . . . . . . .          99,340        (20,499)

OTHER INCOME (EXPENSE):
  Interest income. . . . . . . . . . . . . . . . . .           8,393          8,964
  Other income . . . . . . . . . . . . . . . . . . .               -            474
                                                      --------------  --------------

     Total other income. . . . . . . . . . . . . . .           8,393          9,438
                                                      --------------  --------------

INCOME (LOSS) BEFORE INCOME TAXES. . . . . . . . . .         107,733        (11,061)

INCOME TAX EXPENSE . . . . . . . . . . . . . . . . .          31,055              -
                                                      --------------  --------------

NET INCOME (LOSS). . . . . . . . . . . . . . . . . .  $       76,678  $     (11,061)
                                                      ==============  ==============

EARNINGS (LOSS) PER SHARE - BASIC AND FULLY DILUTED.  $         0.10  $       (0.01)
                                                      ==============  ==============

WEIGHTED AVERAGE SHARES OUTSTANDING. . . . . . . . .         745,566        860,000
                                                      ==============  ==============

DILUTED AVERAGE SHARES OUTSTANDING . . . . . . . . .         747,086        878,777
                                                      ==============  ==============


                                    DATIGEN.COM,  INC.
                            STATEMENT  OF  STOCKHOLDER'S  EQUITY
                                      (UNAUDITED)




                                DATIGEN.COM, INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY
                        Three Months Ended March 31, 2004
                                  (Unaudited)
----------------------------------------------------------------------------------------

                                                                  Retained
                                                                  Earnings
                                     Common Stock               (Accumulated
                                        Shares         Amount      Deficit)      Total
                                    -------------  --------------  ---------  -----------

Balance, January 1, 2004 . . . . .       860,000   $   1,236,600   $(40,468)  $1,196,132

Repurchase of shares . . . . . . .      (135,500)  $    (169,375)         -     (169,375)

Net Income . . . . . . . . . . . .             -               -     76,678       76,678
                                    -------------  --------------  ---------  -----------

Balance, March 31, 2004. . . . . .       724,500   $   1,067,225   $ 36,210   $1,103,435
                                    =============  ==============  =========  ===========


                                 DATIGEN.COM,  INC.
                            STATEMENT  OF  CASH  FLOWS
                                   (UNAUDITED)




DATIGEN.COM, INC.
STATEMENTS OF CASH FLOWS
                                                                                          Three Months    Three Months
                                                                                            Ended           Ended
                                                                                           March 31,       March 31,
                                                                                             2004            2003
                                                                                         --------------  --------------
                                                                                          (Unaudited)     (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $      76,678   $     (11,061)
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          4,469           4,998
Sale of franchises. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (95,000)              -
Deferred income tax expense . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         31,055
Changes in operating assets and liabilities:
     (Increase) decrease in franchise notes receivable. . . . . . . . . . . . . . . . .         (3,000)         57,596
     (Increase) decrease in accounts receivable . . . . . . . . . . . . . . . . . . . .        (49,463)        (27,873)
     (Increase) decrease in inventories . . . . . . . . . . . . . . . . . . . . . . . .         31,782         (36,304)
     (Increase) decrease in other assets. . . . . . . . . . . . . . . . . . . . . . . .          5,567         (14,623)
     Increase (decrease) in accrued expenses. . . . . . . . . . . . . . . . . . . . . .         (4,327)          6,937
     Increase (decrease) in customer deposits . . . . . . . . . . . . . . . . . . . . .         (5,000)         10,000
                                                                                         --------------  --------------

Total adjustments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (83,917)            731
                                                                                         --------------  --------------

Net cash used by operating activities . . . . . . . . . . . . . . . . . . . . . . . . .         (7,239)        (10,330)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment and goodwill. . . . . . . . . . . . . . . . . . . . . . . . . . .              -         (13,225)
                                                                                         --------------  --------------

Net cash used by investing activities . . . . . . . . . . . . . . . . . . . . . . . . .              -         (13,225)

CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption and retirement of common stock . . . . . . . . . . . . . . . . . . . . . . .       (169,375)              -
                                                                                         --------------  --------------

Net cash used by financing activities . . . . . . . . . . . . . . . . . . . . . . . . .       (169,375)              -

NET DECREASE IN CASH. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (176,614)        (23,555)

BEGINNING CASH. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        344,442         246,488
                                                                                         --------------  --------------

ENDING CASH . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     167,828   $     222,933
                                                                                         ==============  ==============

SUPPLEMENTAL CASH FLOW INFORMATION:
There were no non-cash investing or financing activities during the three months ended
March 31, 2004 and 2003.


                                 DATIGEN.COM,  INC.
                          NOTES  TO  FINANCIAL  STATEMENTS
                                    (UNAUDITED)


                                DATIGEN.COM, INC.

                              FINANCIAL STATEMENTS

           MARCH 31, 2004 (UNAUDITED) AND DECEMBER 31, 2003 (AUDITED)

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

DURING THE THREE MONTHS ENDED MARCH 31, 2004, THE COMPANY SOLD TWO NEW FRANCHISES. THE NUMBER OF FRANCHISED OUTLETS IN OPERATION AT MARCH 31, 2004 AND 2003 WERE NINE AND FIVE, RESPECTIVELY. THE COMPANY OWNED AND OPERATED ONE OUTLET AT MARCH 31, 2004 AND 2003. THE COMPANY RECORDED $274 AND $0 IN ROYALTY INCOME FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003. PRODUCT AND EQUIPMENT SALES, OTHER THAN EQUIPMENT SALES INCLUDED IN THE INITIAL FRANCHISE FEE, TOTALED $8,539 AND $3,414 FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003, RESPECTIVELY. REVENUES FROM THE COMPANY-OWNED TRIP HAZARD BUSINESS TOTALED $110,278 AND $129,584 FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003, RESPECTIVELY.

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


RESULTS  OF  OPERATIONS  -  NINE  MONTHS  ENDED  MARCH  31,  2004  AND  2003

     ON JANUARY 2, 2002, DATIGEN PAID $200,000 IN CASH AND ISSUED 175,000 SHARES OF RESTRICTED COMMON STOCK TO M. BALLARD GARDNER OF OREM, UTAH, IN EXCHANGE FOR SUBSTANTIALLY ALL THE ASSETS MR. GARDNER USED IN THE BUSINESS OF TRIP HAZARD REMOVAL AND CONCRETE CUTTING. NO RECEIVABLES OR LIABILITIES WERE ACQUIRED. THERE WAS NO RELATIONSHIP OR AFFILIATION BETWEEN DATIGEN AND MR. GARDNER PRIOR TO THE TRANSACTION. AS A RESULT OF THE TRANSACTION, MR. GARDNER OWNED 175,000 SHARES OF DATIGEN COMMON STOCK, OR 20.59 PERCENT OF THE OUTSTANDING SHARES. IN JANUARY 2004 MR. GARDNER SOLD BACK 135,000 SHARES TO THE COMPANY AT FAIR MARKET VALUE, AND THE COMPANY HAS RETIRED THE SHARES.

THE COMPANY'S OPERATIONS CONSIST OF BUILDING ITS TRIP HAZARD REMOVAL AND CONCRETE CUTTING BUSINESS, FRANCHISING THIS BUSINESS IN OTHER AREAS OUTSIDE OF UTAH, AND INVESTING EXCESS CASH IN TRUST DEED NOTES SECURED BY REAL PROPERTY. UNTIL CAPITAL IS REQUIRED TO FUND DEVELOPMENT OF ITS TRIP HAZARD REMOVAL BUSINESS OR FRANCHISING THIS BUSINESS, THE COMPANY INTENDS TO CONTINUE INVESTING IN TRUST DEED NOTES. DURING THE THREE MONTHS ENDED MARCH 31, 2004, DATIGEN GENERATED INTEREST INCOME FROM RELATED PARTY NOTES RECEIVABLE OF $4,738 AS COMPARED TO $5,025 FOR THE THREE MONTHS ENDED MARCH 31, 2003.

THE COMPANY HAD GENERAL AND ADMINISTRATIVE EXPENSES RELATED TO CONTINUING OPERATIONS OF $66,528 AND $85,495 FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND
2003,  RESPECTIVELY.  THESE   EXPENSES  CONSISTED  OF  GENERAL  CORPORATE
ADMINISTRATION, LEGAL AND PROFESSIONAL EXPENSES, AND ACCOUNTING AND AUDITING COSTS. THIS INCREASE IS DUE TO THE COMPANY'S INCREASED GROWTH AND THE FRANCHISING OF ITS TRIP HAZARD REMOVAL BUSINESS AND THE ASSOCIATED COSTS OF THE INCREASED OPERATIONS AND SUPPORTING ITS FRANCHISE PROGRAM.

REVENUE PROVIDED BY OPERATIONS THROUGH THE REMOVAL OF TRIP HAZARDS RESULTED IN $110,278 FOR THE THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO $132,998 FOR THE THREE MONTHS ENDED MARCH 31, 2003. REVENUE PROVIDED THROUGH SALES OF FRANCHISES DURING THE THREE-MONTH PERIOD ENDED MARCH 31, 2004 YIELDED AN ADDITIONAL $145,000, WHEREAS FOR THE PERIOD ENDED MARCH 31, 2003 THE COMPANY HAD $0 IN FRANCHISE SALES. AS A RESULT OF THE FOREGOING FACTORS, THE COMPANY RECOGNIZED NET INCOME OF $76,678 FOR THE THREE MONTHS ENDED MARCH 31, 2004, AS COMPARED TO A NET LOSS OF $11,061 FOR THE SAME PERIOD IN 2003. THIS INCREASE IS PRIMARILY ATTRIBUTABLE TO THE SALE OF FRANCHISES DURING THIS PERIOD.

THE COMPANY HAD DIRECT COSTS RELATED TO ITS OPERATIONS OF $98,043 THAT PRIMARILY CONSISTS OF DIRECT LABOR AND FRANCHISE EQUIPMENT OF $40,000 FOR THE THREE MONTHS ENDED MARCH 31, 2004, COMPARED TO $68,002 FOR THE THREE MONTHS ENDED MARCH 31, 2003.

AS OF MARCH 31, 2004 DATIGEN HAD RECEIVABLES OF $79,708 FROM THE REMOVAL OF TRIP HAZARDS, REPRESENTING WORK PREFORMED FOR VARIOUS PUBLIC AND PRIVATE ENTITIES, OF WHICH NO AMOUNT WAS OVER 90 DAYS OLD.

LIQUIDITY  AND  CAPITAL  RESOURCES

     AT MARCH 31, 2004, THE COMPANY HAD WORKING CAPITAL OF $254,667 CONSISTING PRIMARILY OF CASH IN THE AMOUNT OF $167,828, RELATED PARTY NOTES RECEIVABLE OF $189,295, AND ACCOUNTS RECEIVABLE OF $79,708. MANAGEMENT BELIEVES THAT THE COMPANY HAS SUFFICIENT CASH AND SHORT-TERM INVESTMENTS TO MEET THE ANTICIPATED NEEDS OF THE COMPANY'S OPERATIONS THROUGH AT LEAST THE NEXT 12 MONTHS.

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


                           PART II. OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

THERE ARE NO LEGAL PROCEEDINGS AGAINST THE COMPANY, NOR IS THE COMPANY AWARE OF ANY CONTEMPLATED PROCEEDINGS.

ITEM  2.  CHANGES  IN  SECURITIES

THERE  HAS  BEEN NO CHANGE IN SECURITIES DURING THE PERIOD ENDED MARCH 31, 2004.

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

NONE

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITIES  HOLDERS

NO  MATTERS  WERE  SUBMITTED TO A VOTE BY THE SECURITY HOLDERS DURING THE PERIOD
COVERED  BY  THIS  REPORT.

ITEM  5.  OTHER  INFORMATION

NONE


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

DATIGEN.COM,  INC.

DATE:  MAY  13,  2004                            BY:  /S/  JOSEPH  F.  OLLIVIER,
                                                     ---------------------------
                                       CHIEF  EXECUTIVE  AND  FINANCIAL  OFFICER


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



DATED:  MAY  13,  2004                                 /S/  JOSEPH  F.  OLLIVIER
                                                       -------------------------
                                                           JOSEPH  F.  OLLIVIER,
                                       CHIEF  EXECUTIVE  AND  FINANCIAL  OFFICER