Form 10QSB
period 2004-06-30
DATIGEN COM INC
filed 2004-08-16
CIK 1086082

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

            [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                           COMMISSION FILE NO. 0-26027

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

      CHECK WHETHER THE REGISTRANT HAS FILED ALL DOCUMENTS AND REPORTS REQUIRED TO BE FILED BY SECTIONS 12, 13, OR 15(D) OF THE EXCHANGE ACT SUBSEQUENT TO THE DISTRIBUTION OF SECURITIES UNDER A PLAN CONFIRMED BY A COURT. YES [_] NO [_]

                      APPLICABLE  ONLY  TO  CORPORATE  ISSUERS:

STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY, AS OF June 30, 2004: 628,940 SHARES OF COMMON STOCK.

              TRANSITIONAL  SMALL  BUSINESS  FORMAT:  YES  [_]  NO  [X]

                    DOCUMENTS  INCORPORATED  BY  REFERENCE:  NONE

                                   FORM 10-QSB

                                DATIGEN.COM, INC.

                                      INDEX


                                      PAGE
PART I.     FINANCIAL INFORMATION

ITEM 1.     JUNE 30, 2004 (UAUDITED)                          3

            STATEMENTS OF INCOME FOR THE SIX                  4
             MONTHS ENDED JUNE 30, 2004 AND 2003.

            STATEMENT OF STOCKHOLDERS' EQUITY FOR             5
            THE SIX MONTHS ENDED JUNE 30, 2004

            STATEMENTS OF CASH FLOWS FOR THE SIX              6
            MONTHS ENDED JUNE 30, 2004 AND 2003.

            NOTES TO FINANCIAL STATEMENTS                     7

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF           8
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3.     CONTROLS AND PROCEDURES

PART II.    OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

ITEM 2.     CHANGES IN SECURITIES

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY
            HOLDERS

ITEM 5.     OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K


SIGNATURES

                          PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

                              FINANCIAL INFORMATION
                                DATIGEN.COM, INC.

                                  BALANCE SHEET
                                  JUNE 30, 2004
                                   (UNAUDITED)

                                                              June 30,    December 31,
                                                                2004         2003
                                                            -----------   -----------
                                                             (Unaudited)    (Audited)
ASSETS

Current Assets:
Cash                                                        $   106,203   $   344,442
Accounts receivable                                              46,485        30,245
Inventories                                                      43,237        67,635
Current portion of notes receivable from franchisees             49,753        65,730
                                                            -----------   -----------

Total current assets                                            245,678       508,052

Property and Equipment, Net                                      36,249        45,185

Goodwill                                                        344,805       344,805

Notes receivable from franchisees, net of current portion       182,180       102,574

Related party notes receivable                                  189,295       189,295

Deferred income tax asset                                        59,296        64,724

Other Assets                                                      1,250         8,242
                                                            -----------   -----------

Total assets                                                $ 1,058,753   $ 1,262,877
                                                            ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Customer deposits                                           $        --   $     5,000
Deferred income tax liability                                    80,044        57,418
Accrued expenses                                                     --         4,327
                                                            -----------   -----------

Total current liabilities                                        80,044        66,745

Stockholders' Equity:
Common stock, no par value, 50,000,000 shares authorized,
628,940 and 860,000 shares issued and outstanding               950,074     1,236,600
Retained earnings                                                28,635       (40,468)
                                                            -----------   -----------

Total stockholders' equity                                      978,709     1,196,132
                                                            -----------   -----------

Total liabilities and stockholders' equity                  $ 1,058,753   $ 1,262,877
                                                            ===========   ===========


                                 DATIGEN.COM, INC.
                              STATEMENT OF OPERATIONS
                                    (UNAUDITED)


                                     Three Months Three Months  Six Months  Six Months
                                     Ended June    Ended June   Ended June  Ended June
                                      30, 2004     30, 2003     30, 2004    30, 2003
                                      ---------    ---------    ---------   ---------
                                     (Unaudited)  (Unaudited)  (Unaudited) (Unaudited)

Revenues                              $ 134,955    $ 262,939    $ 398,866     395,937

Direct Operating Costs                  103,815      141,149      201,858     209,152

General and Administrative Expenses      50,101       51,082      116,629     136,580
                                      ---------    ---------    ---------   ---------

Income (Loss) From Operations           (18,961)      70,708       80,379      50,205

Other Income (Expense):
Interest income                           8,386        7,759       16,779      16,723
Other income                                 --           44           --         522
Interest expense                             --          (14)          --         (14)
                                      ---------    ---------    ---------   ---------

     Total other income                   8,386        7,789       16,779      17,231
                                      ---------    ---------    ---------   ---------

Income (Loss) Before Income Taxes       (10,575)      78,497       97,158      67,436

Income Tax Expense (Benefit)             (3,000)          --       28,055          --
                                      ---------    ---------    ---------   ---------

Net Income                            $  (7,575)   $  78,497    $  69,103   $  67,436
                                      =========    =========    =========   =========

Earnings Per Share - Basic            $   (0.01)   $    0.09    $    0.10   $    0.08
                                      =========    =========    =========   =========

Earnings Per Share - Fully Diluted    $   (0.01)   $    0.09    $    0.10   $    0.08
                                      =========    =========    =========   =========

Weighted Average Shares Outstanding

Basic                                   653,870      860,000      699,581     860,000
Fully Diluted                           653,870      870,949      700,801     875,169


                                DATIGEN.COM, INC.
                        STATEMENT OF STOCKHOLDER'S EQUITY
                   Six Months Ended June 30, 2004 (Unaudited)

                                                                             Retained Earnings
                                                 Common Stock                   (Accumulated
                                          Shares            Amount                Deficit)                Total
                                       --------------  -----------------  -------------------------  -----------------

Balance, January 1, 2004                     860,000        $ 1,236,600                  $ (40,468)       $ 1,196,132

Repurchase of common stock                  (231,060)          (286,526)                         -           (286,526)

Net income                                       -                   -                      69,103             69,103
                                       --------------  -----------------  -------------------------  -----------------

Balance, June 30, 2004                    628,940             $ 950,074                   $ 28,635          $ 978,709
                                       ==============  =================  =========================  =================

                               DATIGEN.COM, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                             Six Months        Six Months
                                                                            Ended June 30,   Ended June 30,
                                                                               2004               2003
                                                                          ----------------   ---------------
                                                                             (Unaudited)        (Unaudited)

Cash Flows from Operating Activities:
  Net income                                                                     $ 69,103          $ 67,436
  Adjustments to reconcile net income to
   net cash provided by operating activities:
     Depreciation and amortization                                                 10,437            10,217
     Bad debt expense                                                              31,098                 -
     Deferred income tax expense                                                   28,054                 -
     Changes in operating assets and liabilities:
     (Increase) decrease in franchise notes receivable                            (94,727)           18,727
     Increase in accounts receivable                                              (16,241)          (32,879)
     (Increase) decrease in inventories                                            24,398           (24,074)
     (Increase) decrease in other assets                                            5,492              (243)
     Decrease in accrued liabilities                                               (4,327)                -
     Decrease in customer deposits                                                 (5,000)                -
                                                                          ----------------   ---------------

   Total adjustments                                                              (20,816)          (28,252)
                                                                          ----------------   ---------------

  Net cash provided by operating activities                                        48,287            39,184

Cash Flows from Investing Activities:
   Principal payments on related party receivable                                       -             7,066
   Purchase of equipment and goodwill                                                   -           (13,225)
                                                                          ----------------   ---------------

Net cash used by investing activities                                                   -            (6,159)

Cash Flows from Financing Activities:
   Redemption and retirement of common stock                                     (286,526)                -
                                                                          ----------------   ---------------

Net Increase (Decrease) in Cash                                                  (238,239)           33,025

Beginning Cash                                                                    344,442           246,488
                                                                          ----------------   ---------------

Ending Cash                                                                     $ 106,203         $ 279,513
                                                                          ================   ===============

There were no non-cash investing or financing activities during the six months ended June 30, 2004 and 2003.

                               DATIGEN.COM, INC.
                         NOTES TO FINANCIAL STATEMENTS


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

Note 2.       Revenues

              The Company sold two new franchises during the six months ended June 30, 2004 and 2003 and recognized $145,000 and $95,000 in revenues, respectively, with corresponding direct costs of $40,000 and $19,907, respectively. The number of franchised outlets in operation at June 30, 2004 and 2003 were nine and six, respectively. The Company owned and operated one outlet at June 30, 2004 and 2003. The Company recorded $5,649 and $1,286 in franchise royalty income for the six months ended June 30, 2004 and 2003. Product and equipment sales, other than equipment sales included in the initial franchise fee, totaled $13,793 and $10,128 for the six months ended June 30, 2004 and 2003, respectively. Revenues from the Company-owned trip hazard business totaled $234,424 and $289,523 for the six months ended June 30, 2004 and 2003, respectively, and corresponding direct costs were $161,859 and $189,245 for the same periods, respectively.

Note 3.       Earnings Per Share

              The Company follows SFAS No. 128, "Earnings per Share" which establishes standards for computing and presenting basic and diluted earnings per share ("EPS"). Under this statement, basic earnings per share is computed by dividing the income available to common stockholders by the weighte average number of shares of common stock outstanding. Diluted earnings (loss) per share is determined by dividing the income available to common stockholders by the sum of (1) the weighted average number of common shares outstanding and (2) the dilutive effect of outstanding potentially dilutive securities, including convertible preferred stock, stock options and warrants determined utilizing the treasury stock method.

Note 4.       Repurchase of Common Stock

              During the six months ended June 30, 2004, the Company purchased and retired 231,060 shares of common stock for an average purchase price of $1.24 (estimated fair value).

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


RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2004 AND 2003

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

THE COMPANY'S OPERATIONS CONSIST OF BUILDING ITS TRIP HAZARD REMOVAL AND CONCRETE CUTTING BUSINESS, FRANCHISING THIS BUSINESS IN OTHER AREAS OUTSIDE OF UTAH, AND INVESTING EXCESS CASH IN TRUST DEED NOTES SECURED BY REAL PROPERTY. UNTIL CAPITAL IS REQUIRED TO FUND DEVELOPMENT OF ITS TRIP HAZARD REMOVAL BUSINESS OR FRANCHISING THIS BUSINESS, THE COMPANY INTENDS TO CONTINUE INVESTING IN TRUST DEED NOTES. DURING THE SIX MONTHS ENDED JUNE 30, 2004, DATIGEN GENERATED INTEREST INCOME FROM RELATED PARTY NOTES RECEIVABLE OF $9,529 AS COMPARED TO $9,804 FOR THE SIX MONTHS ENDED JUNE 30, 2003.

THE COMPANY HAD GENERAL AND ADMINISTRATIVE EXPENSES RELATED TO CONTINUING OPERATIONS OF $116,629 AND $136,580 FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003, RESPECTIVELY. THESE EXPENSES CONSISTED OF GENERAL CORPORATE ADMINISTRATION, LEGAL AND PROFESSIONAL EXPENSES, AND ACCOUNTING AND AUDITING
COSTS. THIS INCREASE IS DUE TO THE COMPANY'S INCREASED GROWTH AND THE FRANCHISING OF ITS TRIP HAZARD REMOVAL BUSINESS AND THE ASSOCIATED COSTS OF THE INCREASED OPERATIONS AND SUPPORTING ITS FRANCHISE PROGRAM.

REVENUE PROVIDED BY OPERATIONS THROUGH THE REMOVAL OF TRIP HAZARDS RESULTED IN $234,424 FOR THE SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO $289,523 FOR THE SIX MONTHS ENDED JUNE 30, 2003. REVENUE PROVIDED THROUGH SALES OF FRANCHISES DURING THE SIX-MONTH PERIOD ENDED JUNE 30, 2004 YIELDED AN ADDITIONAL $145,000, WHEREAS FOR THE PERIOD ENDED JUNE 30, 2003 THE COMPANY HAD $95,000 IN FRANCHISE SALES. AS A RESULT OF THE FOREGOING FACTORS, THE COMPANY RECOGNIZED NET INCOME OF $69,103 FOR THE SIX MONTHS ENDED JUNE 30, 2004, AS COMPARED TO A NET INCOME OF $67,436 FOR THE SAME PERIOD IN 2003. THIS INCREASE IS PRIMARILY ATTRIBUTABLE TO THE SALE OF FRANCHISES DURING THIS PERIOD.

THE COMPANY HAD DIRECT COSTS RELATED TO ITS OPERATIONS OF $201,858 THAT PRIMARILY CONSISTS OF DIRECT LABOR OF $132,459 FOR THE SIX MONTHS ENDED JUNE 30, 2004, COMPARED TO $122,874 FOR THE SIX MONTHS ENDED JUNE 30, 2003.

AS OF JUNE 30, 2004 DATIGEN HAD RECEIVABLES OF $42,697 FROM THE REMOVAL OF TRIP HAZARDS, REPRESENTING WORK PREFORMED FOR VARIOUS PUBLIC AND PRIVATE ENTITIES, OF WHICH $740 WAS OVER 90 DAYS OLD.

LIQUIDITY AND CAPITAL RESOURCES

      AT JUNE 30, 2004, THE COMPANY HAD WORKING CAPITAL OF $165,635 CONSISTING PRIMARILY OF CASH IN THE AMOUNT OF $106,203, RELATED PARTY NOTES RECEIVABLE OF $189,295, AND ACCOUNTS RECEIVABLE OF $46,485. MANAGEMENT BELIEVES THAT THE COMPANY HAS SUFFICIENT CASH AND SHORT-TERM INVESTMENTS TO MEET THE ANTICIPATED NEEDS OF THE COMPANY'S OPERATIONS THROUGH AT LEAST THE NEXT 12 MONTHS.

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


                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

THERE ARE NO LEGAL PROCEEDINGS AGAINST THE COMPANY, NOR IS THE COMPANY AWARE OF ANY CONTEMPLATED PROCEEDINGS.

ITEM 2.  CHANGES IN SECURITIES

THERE HAS BEEN A REDUCTION OF 231,060 OF THE COMPANY'S COMMON SHARES DURING THE SIX MONTH PERIOD ENDED JUNE 30, 2004 AS PART OF THE COMPANY'S STOCK RE-PURCHASE PLAN. THE TOTAL OUTSTANDING SHARES AT THE END OF JUNE 30, 2004 ARE 628,940. NO OTHER CHANGES IN SECURITIES HAVE OCCURRED.

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

DATIGEN.COM, INC.

Date:  JUNE 30, 2004                   By: /s/ Joseph F. Ollivier,
                                           -------------------------------------
                                           Chief Executive and Financial Officer