Form 10QSB
period 2004-09-30
DATIGEN COM INC
filed 2004-11-10
CIK 1086082

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

             |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

            |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                           COMMISSION FILE NO. 0-26027

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

CHECK WHETHER THE ISSUER (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY
SECTION 13 OR 15(D) OF THE EXCHANGE ACT DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE ISSUER WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.
YES |X| NO |_|

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

      CHECK WHETHER THE REGISTRANT HAS FILED ALL DOCUMENTS AND REPORTS REQUIRED TO BE FILED BY SECTIONS 12, 13, OR 15(D) OF THE EXCHANGE ACT SUBSEQUENT TO THE DISTRIBUTION OF SECURITIES UNDER A PLAN CONFIRMED BY A COURT.
YES |_|  NO |X|

                      APPLICABLE  ONLY  TO  CORPORATE  ISSUERS:

STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY, AS OF SEPTEMBER 30, 2004: 601,940 SHARES OF COMMON STOCK.

              TRANSITIONAL  SMALL  BUSINESS  FORMAT:  YES |_|  NO |X|

                    DOCUMENTS  INCORPORATED  BY  REFERENCE:  NONE

                           FORM 10-QSB

                        DATIGEN.COM, INC.

                              INDEX

                                                                            PAGE
PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS
              BALANCE SHEETS                                                  3

            STATEMENTS OF INCOME FOR THE NINE                                 4
             MONTHS ENDED SEPTEMBER 30, 2004 AND 2003.

            STATEMENT OF STOCKHOLDERS' EQUITY FOR                             5
            THE NINE MONTHS ENDED SEPTEMBER 30, 2004

            STATEMENTS OF CASH FLOWS FOR THE NINE                             6
            MONTHS ENDED SEPTEMBER 30, 2004 AND 2003.

            NOTES TO FINANCIAL STATEMENTS                                     7

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF                           8
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3.     CONTROLS AND PROCEDURES

PART II.    OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

ITEM 2.     CHANGES IN SECURITIES

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY
            HOLDERS

ITEM 5.     OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              FINANCIAL INFORMATION
                                DATIGEN.COM, INC.

TABLE OF CONTENTS
                                                                      Page
--------------------------------------------------------------------------------
FINANCIAL STATEMENTS:

   Balance Sheets                                                      F-1

   Statements of Income                                                F-2

   Statement of Stockholders' Equity                                   F-3

   Statements of Cash Flows                                            F-4

   Notes to Financial Statements                                       F-5

                               DATIGEN.COM, INC.

                              FINANCIAL STATEMENTS

           Three and Nine Months Ended September 30, 2004 (Unaudited)

DATIGEN.COM, INC.
BALANCE SHEETS
(UNAUDITED)

                                                                  September 30,   December 31,
                                                                     2004           2003
----------------------------------------------------------------------------------------------
                                                                   (Unaudited)      Audited
ASSETS

Current Assets:
Cash                                                              $    43,013     $   344,442
Accounts receivable                                                    67,300          30,245
Inventories                                                            47,559          67,635
Note receivable                                                        95,000              --
Current portion of notes receivable from franchisees                   35,027          65,730
                                                                  -----------     -----------

Total current assets                                                  287,899         508,052

Property and Equipment, Net                                            31,779          45,185

Goodwill                                                              344,805         344,805

Notes receivable from franchisees, net of current portion             182,179         102,574

Deferred income tax asset                                              50,097          64,724

Related party notes receivable                                        189,295         189,295

Other Assets                                                            1,150           8,242
                                                                  -----------     -----------

Total assets                                                      $ 1,087,204     $ 1,262,877
                                                                  ===========     ===========

STOCKHOLDERS' EQUITY

Current Liabilities:
Customer deposits                                                 $        --     $     5,000
Accrued expenses                                                        6,593           4,327
Deferred income tax liability                                          80,086          57,418
                                                                  -----------     -----------

Total current liabilities                                              86,679          66,745

Stockholders' Equity:
Common stock, no par value, 50,000,000 shares
authorized, 601,940 and 860,000 shares issued and outstanding         916,324       1,236,600
Retained earnings (accumulated deficit)                                84,201         (40,468)
                                                                  -----------     -----------

Total stockholders' equity                                          1,000,525       1,196,132
                                                                  -----------     -----------

Total liabilities and stockholders' equity                        $ 1,087,204     $ 1,262,877
                                                                  ===========     ===========

See the accompanying footnotes.

DATIGEN.COM, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

                                          Three Months    Three Months   Nine Months     Nine Months
                                            Ended           Ended           Ended          Ended
                                           September       September       September     September
                                           30, 2004        30, 2003        30, 2004       30, 2003
-----------------------------------------------------------------------------------------------------
                                          (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)
Revenues                                  $ 198,771       $ 197,827        $ 597,637       $ 593,764

Direct Operating Costs                       98,110          80,962          299,968         290,114

General and Administrative Expenses          47,435          80,257          164,064         216,837
                                          ---------       ---------        ---------       ---------

Income From Operations                       53,226          36,608          133,605          86,813

Other Income (Expense):
Interest income                              11,580           7,709           28,359          24,432
Other income                                     --             474               --             474
Loss on disposal of assets                       --            (522)              --              --
Interest expense                                 --              --               --             (14)
                                          ---------       ---------        ---------       ---------

     Total other income                      11,580           7,661           28,359          24,892
                                          ---------       ---------        ---------       ---------

Income Before Income Taxes                   64,806          44,269          161,964         111,705

Income Tax Expense                            9,240              --           37,295              --
                                          ---------       ---------        ---------       ---------

Net Income                                $  55,566       $  44,269        $ 124,669       $ 111,705
                                          =========       =========        =========       =========

Earnings Per Share - Basic                $    0.09       $    0.05        $    0.18       $    0.13
                                          =========       =========        =========       =========

Earnings Per Share - Fully Diluted        $    0.09       $    0.05        $    0.18       $    0.13
                                          =========       =========        =========       =========

Weighted Average Shares Outstanding

Basic                                       623,621         860,000          673,904         860,000
Fully Diluted                               624,944         870,949          675,226         866,480

See the accompanying footnotes.

DATIGEN.COM, INC.
STATEMENT OF STOCKHOLDERS' EQUITY
Nine Months Ended September 30, 2004 (Unaudited)

------------------------------------------------------------------------------------------------------

                                                                      Retained Earnings
                                           Common Stock                (Accumulated
                                     Shares            Amount             Deficit)            Total
                                  -----------        -----------        -----------        -----------
Balance, January 1, 2004              860,000        $ 1,236,600        $   (40,468)       $ 1,196,132

Repurchase of common stock           (258,060)          (320,276)                --           (320,276

Net income                                 --                 --            124,669            124,669
                                  -----------        -----------        -----------        -----------
Balance, September 30, 2004           601,940        $   916,324        $    84,201        $ 1,000,525
                                  ===========        ===========        ===========        ===========

See the accompanying footnotes.

DATIGEN.COM, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                      Nine Months       Nine Months
                                                         Ended            Ended
                                                       September        September
                                                       30, 2004          30, 2003
-----------------------------------------------------------------------------------
                                                       (Unaudited)      (Unaudited)
Cash Flows from Operating Activities:
Net income                                              $ 124,669        $ 111,705
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization                              15,656           15,436
Deferred taxes                                             37,295               --
Bad debt expense                                           31,098
Changes in operating assets and liabilities:
(Increase) decrease in franchise notes receivable         (80,000)         (27,112)
Increase in accounts receivable                           (37,055)         (27,117)
(Increase) decrease in inventories                         20,076          (34,763)
Decrease in other assets                                    4,842            3,377
Increase in accrued expenses                                2,266               --
Increase (decrease) in customer deposits                   (5,000)           1,325
                                                        ---------        ---------

Total adjustments                                         (10,822)         (68,854)
                                                        ---------        ---------

Net cash provided by operating activities                 113,847           42,851

Cash Flows from Investing Activities:
Issuance of note receivable                               (95,000)              --
Repayments on related party notes receivable                   --            7,066
Purchase of equipment and goodwill                             --          (13,225)
                                                        ---------        ---------

Net cash used by investing activities                     (95,000)          (6,159)

Cash Flows from Financing Activities:
Redemption and retirement of common stock                (320,276)              --
                                                        ---------        ---------

Net Increase (Decrease) in Cash                          (301,429)          36,692

Beginning Cash                                            344,442          454,118
                                                        ---------        ---------

Ending Cash                                             $  43,013        $ 490,810
                                                        =========        =========

There were no non-cash investing or financing activities during the nine months ended September 30, 2004 and 2003.

See the accompanying footnotes.

DATIGEN.COM, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
--------------------------------------------------------------------------------

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

Note 2.       Revenues

              The Company sold two new franchises during the nine months ended September 30, 2004 and 2003 and recognized $145,000 and $155,000 in revenues, respectively, with corresponding direct costs of $40,000 and $19,907, respectively. The number of franchised outlets in operation at September 30, 2004 and 2003 were 8 and 7, respectively. The Company owned and operated one outlet at September 30, 2004 and 2003. The Company recorded $7,057 and $1,199 in franchise royalty income for the nine months ended September 30, 2004 and 2003. Product and equipment sales, other than equipment sales included in the initial franchise fee, totaled $21,667 and $14,879 for the nine months ended September 30, 2004 and 2003, respectively. Revenues from the Company-owned trip hazard business totaled $423,913 and $422,686 for the nine months ended September 30, 2004 and 2003, respectively, and corresponding direct costs were $259,968 and $270,207 for the same periods, respectively.

Note 3.       Earnings Per Share

              The Company follows SFAS No. 128, "Earnings per Share" which establishes standards for computing and presenting basic and diluted earnings per share ("EPS"). Under this statement, basic earnings per share is computed by dividing the income available to common stockholders by the weighted average number of shares of common stock outstanding. Diluted earnings per share is determined by dividing the income available to common stockholders by the sum of (1) the weighted average number of common shares outstanding and (2) the dilutive effect of outstanding potentially dilutive securities, including convertible preferred stock, stock options and warrants determined utilizing the treasury stock method.

DATIGEN.COM, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 4.       Repurchase of Common Stock

During the nine months ended September 30, 2004, the Company purchased and retired 258,060 shares of its common stock for an average purchase price of $1.24.

Note 5.       Note Receivable

During the nine months ended September 30, 2004, the Company loaned $95,000 to an individual. The note bears interest of 8% and is collateralized by real property. The principal balance on the note is due on March 31, 2005.

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

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

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

THE COMPANY'S OPERATIONS CONSIST OF BUILDING ITS TRIP HAZARD REMOVAL AND CONCRETE CUTTING BUSINESS, FRANCHISING THIS BUSINESS IN OTHER AREAS OUTSIDE OF UTAH, AND INVESTING EXCESS CASH IN TRUST DEED NOTES SECURED BY REAL PROPERTY. UNTIL CAPITAL IS REQUIRED TO FUND DEVELOPMENT OF ITS TRIP HAZARD REMOVAL BUSINESS OR FRANCHISING THIS BUSINESS, THE COMPANY INTENDS TO CONTINUE INVESTING IN TRUST DEED NOTES. DURING THE NINE MONTHS ENDED SEPTEMBER 30, 2004, DATIGEN GENERATED INTEREST INCOME FROM RELATED PARTY NOTES RECEIVABLE OF $13,029 AS COMPARED TO $14,767 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003.

THE COMPANY HAD GENERAL AND ADMINISTRATIVE EXPENSES RELATED TO CONTINUING OPERATIONS OF $164,064 AND $216,837 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003, RESPECTIVELY. THESE EXPENSES CONSISTED OF GENERAL CORPORATE ADMINISTRATION, LEGAL AND PROFESSIONAL EXPENSES, AND ACCOUNTING AND AUDITING COSTS. THIS DECREASE IS DUE TO THE COMPANY'S ABILITY TO CONTROL THE COSTS OF GROWTH AND THE FRANCHISING OF ITS TRIP HAZARD REMOVAL BUSINESS AND THE ASSOCIATED COSTS OF OPERATIONS AND SUPPORTING ITS FRANCHISE PROGRAM.

REVENUE PROVIDED BY OPERATIONS THROUGH THE REMOVAL OF TRIP HAZARDS RESULTED IN $423,913 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO $422,686 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003. REVENUE PROVIDED THROUGH SALES OF FRANCHISES DURING THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2004 YIELDED AN ADDITIONAL $145,000, WHEREAS FOR THE PERIOD ENDED SEPTEMBER 30, 2003 THE COMPANY HAD $155,000 IN FRANCHISE SALES. AS A RESULT OF THE FOREGOING FACTORS, THE COMPANY RECOGNIZED NET INCOME OF $124,669 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004, AS COMPARED TO A NET INCOME OF $111,705 FOR THE SAME PERIOD IN 2003.

THE COMPANY HAD DIRECT COSTS RELATED TO ITS OPERATIONS OF $299,968 THAT PRIMARILY CONSISTS OF DIRECT LABOR OF $165,172 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004, COMPARED TO $290,114 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003.

AS OF SEPTEMBER 30, 2004 DATIGEN HAD RECEIVABLES OF $67,300 FROM THE REMOVAL OF TRIP HAZARDS, REPRESENTING WORK PREFORMED FOR VARIOUS PUBLIC AND PRIVATE ENTITIES, OF WHICH $568 WAS OVER 90 DAYS OLD.

LIQUIDITY AND CAPITAL RESOURCES

AT SEPTEMBER 30, 2004, THE COMPANY HAD WORKING CAPITAL OF $423,040 CONSISTING PRIMARILY OF CASH IN THE AMOUNT OF $43,014, RELATED PARTY NOTES RECEIVABLE OF $189,295, AND ACCOUNTS RECEIVABLE OF $67,300. MANAGEMENT BELIEVES THAT THE COMPANY HAS SUFFICIENT CASH AND SHORT-TERM INVESTMENTS TO MEET THE ANTICIPATED NEEDS OF THE COMPANY'S OPERATIONS THROUGH AT LEAST THE NEXT 12 MONTHS.

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

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

THERE ARE NO LEGAL PROCEEDINGS AGAINST THE COMPANY, NOR IS THE COMPANY AWARE OF ANY CONTEMPLATED PROCEEDINGS.

ITEM 2.  CHANGES IN SECURITIES

THERE HAS BEEN A REDUCTION OF 258,060 OF THE COMPANY'S COMMON SHARES DURING THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2004 AS PART OF THE COMPANY'S STOCK RE-PURCHASE PLAN. THE TOTAL OUTSTANDING SHARES AT THE END OF SEPTEMBER 30, 2004 ARE 601,940 NO OTHER CHANGES IN SECURITIES HAVE OCCURRED.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

NO MATTERS WERE SUBMITTED TO A VOTE BY THE SECURITY HOLDERS DURING THE PERIOD COVERED BY THIS REPORT.

ITEM 5.  OTHER INFORMATION

NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)   EXHIBITS:

                  EXHIBIT NO.       DESCRIPTION OF EXHIBIT
                  31.1              CERTIFICATION  BY JOSEPH  OLLIVIER,  CHIEF
                                    EXECUTIVE  OFFICER,  PURSUANT  TO 18 U.S.C.
                                    SECTION 1350, AS ADOPTED PURSUANT TO SECTION
                                     906 OF THE SARBANES-OXLEY ACT OF 2002.

      (b)   REPORTS ON FORM 8-K:

                  NONE

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATIGEN.COM, INC.

Date:  November 10, 2004              By: /s/ Joseph F. Ollivier,
                                          Chief Executive and Financial Officer