Form 10KSB/A
period 2003-12-31
DATIGEN COM INC
filed 2004-12-13
CIK 1086082

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-KSB/A

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2003

[ ] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from __________ to __________

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

Transitional Small Business Format: Yes [ ] No [X]

Documents incorporated by reference: None

The Form 10-KSB filed by the Company on March 29, 2004 for the year ended December 31, 2003 is hereby amended to indicate the name of the auditor of the Company for the years ended December 31, 2003 and 2002, which was absent from Form. The name of the auditor is Squire & Company, PC.

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

o     requires less time to remove the trip-hazard

o     leaves a uniform finish on the concrete surface that has been cut

o     is a long term solution to the trip-hazard problem

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

      Our franchise offering includes:

o the equipment necessary for the trip hazard removal business, except for the vehicle the franchisee will need to transport equipment from job to job

o marketing information and materials, including a system for estimating and bidding trip hazard removal projects, as well as a piece work accounting system

o     a minimum of two weeks of initial training on how to operate the system,

o     ongoing support and training

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

            Item 7. Financial Statements.

      For information required with respect to this Item 7, see the following pages F1 - F14 of this report

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

                                                       Annual Compensation
Name                                        Year            Salary($)
----                                        ----       -------------------

Joseph F. Ollivier, President               2003             $24,000
                                            2002             $24,000
                                            2001                0

M. Ballard Gardner, Operations Manager      2003             $75,000
                                            2002             $75,000
                                            2001                0

Matthew Haney, Vice President               2003             $21,000
                                            2002             $16,500
                                            2001                0

         No options were granted to any employee or executive officer during the year ended December 31, 2003. The following tables set forth certain information with respect to options granted during the years and exercised and unexercised options held by our executive officers as of December 31, 2003.

                          Number of Securities             Value of Unexercised
                               Underlying                      In-the-Money
                       Unexercised Options/SARs at            Options/SARs at          Shares Acquired        Value
                           December 31, 2003               December 31, 2003 ($)         on Exercise         Realized
Name                    Exercisable/Unexercisable      Exercisable/Unexercisable(1)    During 2003 (#)    During 2003 ($)
Joseph F. Ollivier,            5,000/ 0                          $450/ 0                     --                 --
President and Director

Matthew Haney,                15,000/ 0                        $1,450/ 0                     --                 --
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

The schedule of stock options is as follows:

                                                   Number of
                                                    Options
                                              ------------------
Outstanding at December 31, 2000                         120,000
Cancelled                                                (25,000)
                                              ------------------
Outstanding at December 31, 2001                          95,000
Granted                                                   55,000
Expired                                                  (75,000)
Exercised                                                (10,000)
                                              ------------------
Outstanding at December 31, 2002                          65,000
Expired                                                        0
                                              ------------------

Outstanding at December 31, 2003                          65,000
                                              ==================

The following table summarizes information about stock options outstanding at December 31, 2003:

             Options Outstanding                         Options Exercisable
-------------------------------------------------   ----------------------------
                                Weighted Average
                                    Remaining         Weighted
    Range of         Number      Contractual Life      Average         Number
Exercise Prices   Outstanding        (Years)        Exercise Price   Exercisable
---------------   -----------   -----------------   --------------   -----------
 $1.06 - $1.50       65,000            2.82             $1.38           65,000

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

                                             Common        Percent of
                                             Shares         Class(1)
Name and Address

Joseph F. Ollivier(2)(3)                    140,500          16.3
4643 N. Mile High
Provo, UT 84604

Matthew Haney(2)(3)                           1,000            .1
1368 South Alpine Loop
Provo, Utah 84606

All Executive officers and                  141,500          16.4
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

Exhibit No.    Title of Document                                    Location*

 3.1           Articles of Incorporation                            Form 10-SB
 3.2           Bylaws                                               Form 10-SB
 4.1           Long Term Stock Incentive Plan                       Form 10-KSB
10.1           Acquisition of Amerex                                Form 8-K
10.2           Employment agreement with M. Ballard Gardner         Form 8-K
16.1           Letter on Change in Certifying Accountant            Form 8-K
32             Certification under Section 906 of the
               Sarbanes-Oxley Act of 2002

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

                                       DATIGEN.COM, INC.


Date: February 1, 2004                 By: /s/ Joseph F. Ollivier,
                                           -------------------------------------
                                           Chief Executive and Financial Officer

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: February 1, 2004                     /s/ Joseph F. Ollivier, Director
                                           -------------------------------------


Date: February 1, 2004                     /s/ Matthew Haney, Director
                                           -------------------------------------

                                DATIGEN.COM, INC.

                              FINANCIAL STATEMENTS

                     Years Ended December 31, 2003 and 2002
                        With Independent Auditors' Report

TABLE OF CONTENTS
                                                                            Page
--------------------------------------------------------------------------------

FINANCIAL STATEMENTS:

      Independent Auditor's Report

      Balance Sheets                                                          3

      Statements of Income                                                    4

      Statements of Stockholders' Equity                                      5

      Statements of Cash Flows                                                6

      Notes to Financial Statements                                           7

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


Squire & Company, PC
Orem, Utah
February 4, 2003

DATIGEN.COM, INC.
BALANCE SHEETS
December 31, 2003 and 2002                                 2003           2002
---------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS:
Cash                                                   $   344,442    $   246,488
Accounts receivable                                         30,245         37,866
Inventories                                                 67,635         33,574
Current portion of notes receivable from franchisees        65,730         97,210
                                                       -----------    -----------

Total current assets                                       508,052        415,138

PROPERTY AND EQUIPMENT, Net                                 45,185         49,615

GOODWILL                                                   344,805        344,805

NOTES RECEIVABLE FROM FRANCHISEES, net of current          102,574        110,588
  portion

RELATED PARTY NOTES RECEIVABLE                             189,295        201,000

DEFERRED INCOME TAX ASSET                                   64,724             --

OTHER ASSETS                                                 8,242          9,127
                                                       -----------    -----------

Total assets                                           $ 1,262,877    $ 1,130,273
                                                       ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Customer deposits                                      $     5,000    $        --
Income taxes payable                                            --             --
Deferred income tax liability                               57,418             --
Accrued expenses                                             4,327             --
                                                       -----------    -----------

Total current liabilities                                   66,745             --

STOCKHOLDERS' EQUITY:
Common stock, no par value, 50,000,000 shares
  authorized                                             1,236,600      1,236,600
Unrealized loss on marketable securities                        --        (50,000)
Accumulated deficit                                        (40,468)       (56,327)
                                                       -----------    -----------

Total stockholders' equity                               1,196,132      1,130,273
                                                       -----------    -----------

Total liabilities and stockholders' equity             $ 1,262,877    $ 1,130,273
                                                       ===========    ===========

DATIGEN.COM, INC.
STATEMENTS OF INCOME
Years Ended December 31, 2003 and 2002                 2003         2002
--------------------------------------------------------------------------

REVENUES                                            $ 720,869    $ 862,053

DIRECT OPERATING COSTS                                425,168      325,673

GENERAL AND ADMINISTRATIVE EXPENSES                   269,903      275,043
                                                    ---------    ---------

INCOME FROM OPERATIONS                                 25,798      261,337

OTHER INCOME (EXPENSE):
  Interest income                                      32,309       30,387
  Interest on cash                                        474        3,235
  Interest expense                                        (28)         (22)
  Loss on marketable securities                       (50,000)          --
  Gain on disposal of assets                               --        1,249
                                                    ---------    ---------

    Total other income                                (17,245)      34,849

INCOME BEFORE INCOME TAXES                              8,553      296,186

INCOME TAX BENEFIT                                     (7,306)          --
                                                    ---------    ---------

NET INCOME                                          $  15,859    $ 296,186
                                                    =========    =========

EARNINGS PER SHARE - BASIC AND FULLY DILUTED        $    0.02    $    0.35
                                                    =========    =========

WEIGHTED AVERAGE SHARES OUTSTANDING                   860,000      855,265

DATIGEN.COM, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended December 31, 2003 and 2002
----------------------------------------------------------------------------------------------------------------------------

                                                                                   Cumulative
                                                                                     Other
                                                              Common Stock        Comprehensive   Accumulated
                                                          Shares        Amount       Income         Deficit         Total
                                                       -----------   -----------   -----------    -----------    -----------
Balance, December 31, 2001                                 675,000   $ 1,065,100   $   (49,700)   $  (352,513)   $   662,887

Issuance of common stock for acquisition
  of Amerex                                                175,000       157,500            --             --        157,500

Exercise of stock options                                   10,000        14,000            --             --         14,000

Comprehensive Net Income Calculation:
  Net Income                                                    --            --            --        296,186        296,186
  Other comprehensive income:
    Unrealized holding loss on marketable securities            --            --          (300)            --           (300)
                                                       -----------   -----------   -----------    -----------    -----------

    Comprehensive net Income                                    --            --          (300)       296,186        295,886
                                                       -----------   -----------   -----------    -----------    -----------

Balance, December 31, 2002                                 860,000   $ 1,236,600   $   (50,000)   $   (56,327)   $ 1,130,273
                                                       ===========   ===========   ===========    ===========    ===========

Exercise of stock options                                       --            --            --             --             --

Comprehensive Net Income Calculation:
  Net loss                                                      --            --            --         15,859         15,859
  Other comprehensive loss:
    Recognized loss on marketable securities                    --            --        50,000             --         50,000
                                                       -----------   -----------   -----------    -----------    -----------

    Comprehensive net income                                    --            --            --         15,859         15,859
                                                       -----------   -----------   -----------    -----------    -----------

Balance, December 31, 2003                                 860,000   $ 1,236,600   $        --    $   (40,468)   $ 1,196,132
                                                       ===========   ===========   ===========    ===========    ===========

DATIGEN.COM, INC.
STATEMENTS OF CASH FLOWS
Years Ended December 31, 2003 and 2002                        2003         2002
---------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                 $  15,859    $ 296,186
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                             20,655       12,425
    Gain on disposal of asset                                     --       (1,249)
    Realized loss on marketable securities                    50,000           --
    Deferred income tax expense                               (7,306)          --
    Changes in operating assets and liabilities:
       (Increase) decrease in franchise notes receivable      39,494     (215,000)
       (Increase) decrease in accounts receivable              7,622      (37,866)
       Increase in inventories                               (34,061)     (33,574)
       Increase in other assets                               (2,115)      (3,377)
       Decrease in accounts payable                               --       (2,531)
       Increase in customer deposits                           5,000           --
       Increase in accrued liabilities                         4,327           --
                                                           ---------    ---------

        Total adjustments                                     83,616     (281,172)
                                                           ---------    ---------

    Net cash provided by operating activities                 99,475       15,014

CASH FLOWS FROM INVESTING ACTIVITIES:
  Issuance of related party notes receivable                      --     (150,000)
  Repayments on related party notes receivable                11,705      160,000
  Payments on notes receivable                                    --        7,202
  Purchase of equipment and goodwill                         (13,226)    (248,795)
  Proceeds from disposal of equipment                             --        2,449
  Increase in patent costs                                        --       (7,500)
                                                           ---------    ---------

    Net cash used by investing activities                     (1,521)    (236,644)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Exercise of stock options                                       --       14,000
                                                           ---------    ---------

NET INCREASE (DECREASE) IN CASH                               97,954     (207,630)

BEGINNING CASH                                               246,488      454,118
                                                           ---------    ---------

ENDING CASH                                                $ 344,442    $ 246,488
                                                           =========    =========

There are no non-cash investing or financing activities during the years ended December 31, 2003 and 2002.

DATIGEN.COM, INC
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

            Nature of Operations - Datigen.com, Inc., formerly Atomic Giant.com, Inc., (the Company) was incorporated in the State of Utah on February 10, 1999, for the purpose of developing and marketing various Internet and Internet-related products and services. Until January 1, 2002, the Company was considered to be in the developmental stage in accordance with SFAS No. 7.

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

DATIGEN.COM, INC
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

            Revenue Recognition - Revenues from franchise sales are recognized when all material services or conditions relating to the franchise sale have been substantially performed, which is the date the initial franchisee training is complete. Substantial performance means that the Company has no remaining obligation or intent--by agreement, trade practice, or law--to refund any cash received or forgive any unpaid notes or receivables; substantially all of the services of the Company required by its agreements with its franchisees have been performed; and, no other material conditions or obligations related to the determination of substantial performance exist. Revenues from royalties are recorded monthly as they are earned. Revenues from product and equipment sales are recorded when shipped to the franchisee. Revenue from the Company owned trip hazard operation is recorded as the work is performed

DATIGEN.COM, INC
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

            Marketable Securities - The Company classifies its marketable debt and equity securities as "held to maturity" if it has the positive intent and ability to hold the securities to maturity. All other marketable debt and equity securities are classified as "available for sale." Securities classified as "available for sale" are carried in the financial statements at fair value. Realized gains and losses, determined using the specific identification method, are included in earnings; unrealized holding gains and losses are reported as a separate component of stockholders' equity. Securities classified as held to maturity are carried at amortized cost.

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

DATIGEN.COM, INC
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

                                                            2003        2002
                                                         ---------    ---------
            Net income as reported                       $  15,859    $ 296,186
            Total stock-based employee compenstaion
              expense determined under fair value
              based method of all awards                        --      (53,350)
                                                         ---------    ---------

            Net income pro forma                            15,859      242,836
            Earnings per common share, as report              0.02         0.35
            Earnings per common share, pro forma:             0.02         0.28

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

            The fair value of the options granted during the year ended December 31, 2002 is estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                        Expected dividend yield:                     $   --
                        Expected stock price volatility:                135%
                        Risk-free interest rate:                       2.21%
                        Expected life of options:                1 - 5 years

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

DATIGEN.COM, INC
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

            In December 2002, the FASB issued FASB Statement No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation--Transition and Disclosure." SFAS 148 amends SFAS 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends APB Opinion No. 28, "Interim Financial Reporting," to require disclosure about those effects in interim financial information. The provisions of SFAS 148 are required to be applied to fiscal years ending after December 15, 2003. The adoption of SFAS 148 is not expected to have any impact on the Company's financial position or results of operation.

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

DATIGEN.COM, INC
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 2.     MARKETABLE SECURITIES

            Marketable securities have the following cost and market values as of December 31, 2003 and 2002:

                                                       2003          2002
                                                     --------      --------
                  Available for sale securities:

                    Equity securities
                      Cost                           $     --      $ 50,000
                      Fair Value                           --            --
                                                     --------      --------
                        Gross Unrealized Loss              --       (50,000)
                                                     ========      ========

NOTE 3.     RELATED PARTY NOTES RECEIVABLE AND TRANSACTIONS

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

            Principal maturities on the notes receivable from franchisees are as follows:

                          December 31
                          -----------

                              2005            $    80,713
                              2006                 21,861
                                              -----------
                                              $   102,574
                                              ===========

DATIGEN.COM, INC
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 5.     INCOME TAXES

            The provision (benefit) for income taxes consists of the following:

                                         2003           2002
                                      ----------     ----------
            Current:
              Federal                 $       --     $       --
              State                           --             --
                                      ----------     ----------

            Deferred:
              Federal                     (6,035)            --
              State                       (1,271)            --
                                      ----------     ----------
                                          (7,306)            --
                                      ----------     ----------

                Total                 $   (7,306)    $       --
                                      ==========     ==========

            The Company's income tax expense (benefit) for the years ended December 31, 2003 and 2002, respectively, differed from the federal statutory rate as follows:

                                                  2003           2002
                                               ----------     ----------

            Federal income tax expense at
              statutory rate                   $    2,139     $   74,046
            State income tax expense, net of
              federal tax benefit                     321         11,396
            Permanent differences                    (229)          (187)
            Change in valuation allowance          (9,537)       (85,255)
                                               ----------     ----------

Total benefit                                  $   (7,306)    $       --
                                               ==========     ==========

            Deferred tax assets (liabilities) consist of the following at December 31, 2003 and 2002:

                                                  2003           2002
                                               ----------     ----------

            Net operating loss carryforwards   $   68,508     $   77,814
            Tax and book depreciation              (4,941)        (5,918)
            Tax and book amortization             (13,218)        (6,106)
            Marketable securities                  14,375         14,375
            Accounts receivable                   (57,418)       (70,628)
            Valuation allowance                        --         (9,537)
                                               ----------     ----------

               Net deferred taxes              $    7,306     $       --
                                               ==========     ==========

DATIGEN.COM, INC
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 5.     INCOME TAXES (Continued)

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

            The schedule of stock options is as follows:

                                                    Number of
                                                     Options
                                                   -----------
            Oustanding at December  31, 2001            95,000
              Granted                                   55,000
              Expired                                  (75,000)
              Exercised                                (10,000)
                                                   -----------

            Outstanding at December 31, 2002            65,000
                                                   ===========
              Granted                                       --
              Expired                                       --
              Exercised                                     --
                                                   -----------

            Outstanding at December 31, 2003            65,000
                                                   ===========

            The following table summarizes information about stock options outstanding at December 31, 2003:

                           Options Outstanding                      Options Exercisable
            --------------------------------------------------   -----------------------
                                             Weighted Average    Weighted
                                                Remaining        Average
               Range of          Number      Contractual Life    Exercise      Number
            Exercise Prices   Outstanding       (Years)           Price      Exercisable
            $1.06 - 1.50         65,000           2.82            $1.38        65,000

NOTE 8.     GOODWILL

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