Form 10KSB
period 2004-12-31
DATIGEN COM INC
filed 2005-04-11
CIK 1086082

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

Or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ____________________________.

                         Commission File Number: 0-26027

                                DATIGEN.COM, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                      Utah                      87-0626333
                      ----                      ----------
          (State or other jurisdiction         (IRS Employer
                of incorporation)            Identification No.)

                          c/o David Lubin & Associates
                              92 Washington Avenue
                              Cedarhurst, NY 11516
                    (Address of principal executive offices)

                                 (516) 569-9629
                    (Registrant's telephone number, including
                                   area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act: Common Stock, no par value

      Indicate by check mark whether the company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                  Yes [X]    No [_]

      Indicate by check mark if there is disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

      Indicate by check mark  whether the  company is an  accelerated  filer (as
defined in Rule 12b-2 of the Act) [_] Yes   [X] No

      The Company's revenues for its most recent fiscal year were $643,226.

      Based on the closing sales price of the Common Stock on April 5, 2005, the aggregate market value of the voting stock of the company held by non-affiliates was $22,047,383.40.

      The Company has 38,476,189 shares of common stock outstanding as of April 4, 2005.

      Documents Incorporated By Reference: None

      Transitional  Small Business Issuer Disclosure Format (check one):
Yes [_] No [X].

                                TABLE OF CONTENTS

                                                                                                 Page
                                                                                                 ----
PART I                                                                                            2
Item 1. Description of Business                                                                   2
Item 2. Properties                                                                                6
Item 3. Legal Proceedings                                                                         6
Item 4. Submission of Matters to a Vote of Security Holders                                       7
PART II                                                                                           7
Item 5.  Market for Common Equity and Related Stockholder Matters                                 7
    A. Market Information                                                                         7
    B. Recent Sales of Unregistered Securities; Use of Proceeds of Registered Securities          8
    C. Purchase of Equity Securities By the Issuer and Affiliated Purchasers                      9
Item 6. Management's Discussion and Analysis or Plan of Operation                                 9
Item 7. Financial Statements                                                                      9
Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure     10
Item 8A. Controls and Procedures                                                                  10
Item 8B. Other Information                                                                        10
PART III                                                                                          10
Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section     10
16(a) of the Exchange Act
    A. Directors and Officers                                                                     10
    B. Business Experience of Directors and Officers                                              11
    C. Audit Committee Financial Expert                                                           11
    D. Code of Ethics                                                                             11
Item 10. Executive Compensation                                                                   11
Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder   12
Matters
Item 12. Certain Relationships and Related Transactions                                           12
Item 13. Exhibits                                                                                 13
Item 14. Principal Accountant Fees and Services                                                   13

Forward-Looking Statements

      This Annual Report on Form 10-KSB contains forward-looking information. Forward-looking information includes statements relating to future actions, prospective products, future performance or results of current or anticipated products, sales and marketing efforts, costs and expenses, interest rates, outcome of contingencies, financial condition, results of operations, liquidity, business strategies, cost savings, objectives of management of Datigen.com, Inc. (the "Company") and other matters. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking information to encourage companies to provide prospective information about themselves without fear of litigation so long as that information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information. Forward-looking information may be included in this Annual Report on Form 10-KSB or may be incorporated by reference from other documents filed with the Securities and Exchange Commission (the "SEC") by the Company. You can find many of these statements by looking for words including, for example, "believes," "expects," "anticipates," "estimates" or similar expressions in this Annual Report on Form 10-KSB or in documents incorporated by reference in this Annual Report on Form 10-KSB. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information or future events.

      The Company has based the forward-looking statements relating to the Company's operations on management's current expectations, estimates and projections about the Company and the industry in which it operates. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that we cannot predict. In particular, we have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Accordingly, the Company's actual results may differ materially from those contemplated by these forward-looking statements. Any differences could result from a variety of factors, including, but not limited to the following:


      o the Company's ability to manufacture, market, and price the Battery Brain product;

      o the Company's ability to hire and maintain the personnel necessary to run the operations of the Company;

      o     the level of consumer spending for the Company's product;

      o the success of the Company's marketing and promotion programs in obtaining market acceptance for its product;

      o     market conditions affecting the prices of the Company's product; and

      o responsiveness of both the trade and consumers to the Company's new product and marketing and promotion programs.

                                     PART I
Item 1. Description of Business

Datigen.com, Inc. (the "Company" or "we") has substantially shifted the focus of its business following a change in control of the Company in November, 2004. As discussed below, in November, 2004, a majority of the Company's common stock was purchased by Amir Uziel and six other non-affiliated individuals, and the Company's then directors and officers resigned and were replaced by Mr. Uziel. Since then, the Company has ceased operating in the trip hazard removal service businesses that it had been operating in prior to such change in control. Instead, the Company has focused on negotiating the purchase of the assets related to a product known as the Battery Brain, including, without limitation, the patent and all other rights to the Battery Brain (the "Battery Brain Assets"), so that the Company may engage in the manufacturing, distribution, and sale of the Battery Brain. As further described below, the Battery Brain is a device that is attached to a motor vehicle battery for the purpose of protecting the vehicle from battery failure and theft. The Battery Brain has been patented by its developer and current owner, Purisys, Inc. ("Purisys"), a New Jersey corporation. As discussed below, on March 23, 2005, the Company acquired the intellectual property rights and certain other assets from Purisys relating to the Battery Brain. The Company intends to engage promptly in the manufacturing, distribution, and sale of the Battery Brain.

The Company's Business Prior to November, 2004

The Company was formed in 1999 as an Utah corporation. Until November, 2004, the Company had been involved in various activities, including development and marketing of various internet and internet related products and services, investment in trust deed notes secured by real property, and providing of concrete cutting and finishing services to persons seeking to comply with certain provisions of the American Disability Act of 1991 that require the removal of "trips hazards" from public sidewalks and ramps.

The Trip Hazard Removal Services

On January 2, 2002, the Company paid $200,000 in cash and issued 175,000 shares of restricted common stock to trusts owned by M. Ballard Gardner and his wife Lola Gardner of Orem, Utah, in exchange for substantially all the assets Mr. Gardner owned in the business of trip hazard removal and concrete cutting. The Company did not acquire any of Mr. Gardner's receivables or assume any of his pre-existing liabilities. There was no relationship or affiliation between the
Company and Mr. Gardner prior to the transaction. As a result of the transaction, 175,000 shares of the Company's common stock, representing 20.59 percent of the outstanding shares, were issued to Mr. Gardner.

The assets acquired consisted primarily of equipment and supplies used in the trip hazard removal business, ongoing customer accounts, and methods of operation. The excess purchase price over equipment and supplies was allocated to goodwill. The Company intended to pursue the business of trip hazard removal in Utah, and use Utah as a base to expand operations to other metropolitan areas through company and independent operator-owned businesses through its franchise program. The Company developed this business under the service name "Precision Concrete Cutting." By December 31, 2003, the Company had seven franchise operations. Until the spin-off of the concrete cutting business on November 9, 2004, the Company had 8 franchise operations.

The Company offered trip hazard removal services to public and private entities. The American Disability Act of 1991 ("ADA") requires removal of trip hazards from all public sidewalks and ramps. The ADA applies to all federal, state, county and municipal facilities. A trip hazard is defined in the Act as any vertical change over one-quarter inch at any joint or crack in sidewalks and ramps. Private property owners also have a need for trip hazard removal to mitigate potential liability for personal injury resulting from obvious trip hazards on their property.

The Company marketed a concrete cutting and finishing service to municipalities, apartment owners, churches, hospitals, educational institutions, etc. The cutting system used was developed by M. Ballard Gardner, and uses a hand-held saw to cut through the concrete at the point of the hazard to angle off the vertical edge, and a grinder is then applied to finish the newly cut surface of the concrete. Mr. Gardner developed the cutting system in 1991, and had been successfully using it to service state, county, and municipal facilities, as well as private entities in Utah. The primary selling points of the Company's system were that it:

o     required less time to remove the trip-hazard;

o     left a uniform finish on the concrete surface that has been cut;

o     was a long term solution to the trip-hazard problem; and

o was a cost effective solution, particularly for governmental entities that operate on tight budgets.

Other methods of trip hazard removal include the use of grinders, concrete planers, and scablers to grind down the vertical edge, or require removal and replacement of the affected area of the sidewalk or ramp. However, only grinding down the vertical edge leaves a rough unfinished surface, and is potentially damaging to the underlying concrete, thus creating a more expensive maintenance problem. The Company's cutting system allowed the Company to finish the surface and substantially reduces the risk of damage to the concrete as it places less stress on the concrete slab than grinding. Removing and replacing the affected area is a long-term solution, but it is more costly and time consuming. Consequently, the Company did not believe that there was any other method of trip hazard removal that offered the full range of benefits offered by our cutting system.

Marketing the Trip Hazard Removal Services

The Company offered its services under the service name "Precision Concrete Cutting." The Company made personal service calls on prospective clients as well as meeting them at tradeshows. Prospective clients included federal, state, county, and municipal facilities, including school districts and universities. The Company was successful in bidding on government contracts because its cutting system is a low cost, long-term solution for government entities. The Company also marketed its services to churches and private businesses.

Each trip hazard removal project was bid separately on the basis of the number, size, and complexity of the hazards to be removed. The average cost of removing a one-quarter inch trip hazard on a standard sidewalk is approximately $48, and usually requires approximately one-half hour of labor to complete.

The Company had a trademark for the name "Precision Concrete Cutting," which was accepted on the supplemental register.

Franchising

The Company"s objective prior to November, 2004, was to refine its method of operation and system for marketing the franchise opportunity. The Company believed franchises are popular among persons who desire to own and operate their own business, because it provides to them the equipment and a system for starting a business without the time and expense of identifying and developing a business concept. During 2003, the Company successfully sold two franchises in the following areas: Seattle, Washington and San Francisco, California. Total franchises in operation at December 31, 2003 were seven. As of November 9, 2004, total franchises in operation were eight.

Our franchise offering included:

o the equipment necessary for the trip hazard removal business, except for the vehicle the franchisee will need to transport equipment from job to job;

o marketing information and materials, including a system for estimating and bidding trip hazard removal projects, as well as a piece work accounting system;

o     a minimum of two weeks of initial  training  on how to operate the system;
      and

o     ongoing support and training.

During 2004 our standard franchise fee was $95,000. We charged a continuing monthly royalty of four percent of gross sales, excluding taxes, once the franchise reaches gross sales equal to the franchise fee. The franchise is for an initial term of 10 years and has specific territorial rights. The franchise agreement provided us with the right to terminate a franchisee for a variety of reasons, including insolvency or bankruptcy, failure to operate according to certain standards, understatement of gross sales, failure to pay fees, or material misrepresentation on an application for a franchise.

Competition in the Trip Hazard Removal Industry

In Utah, the Company competed in providing the trip hazard removal services with other independently owned businesses that provide concrete grinding and replacement. There were a significant number of these businesses, particularly in the Salt Lake City and surrounding metropolitan areas, fragmenting the competitive market. Some of these businesses may have had greater financial, operational, and managerial resources than us. The Company competed with these other businesses for trip hazard removal business on the basis of cost and service.

There were a substantial number of established regional, national, and international franchise companies that offered a wide variety of business opportunities  to  persons  seeking  to own and  operate  their own  businesses.
Virtually  all of  these  companies  had well  known  and  successful  franchise systems, that made these companies and their franchise opportunities substantially more attractive to many prospective franchisees than that of the Company. The Company intended to compete on the basis of cost and the profile of the business owner sought. The Company's franchise opportunity had substantially lower cost of getting started than many franchises, because its trip hazard removal business can be operated from home with a pick-up truck and trailer so there is no need to make substantial capital expenditures to establish a business location and operation. The Company's franchised business is fairly simple to operate, so the Company targeted prospective franchisees that are not interested in businesses that require substantial management experience or capability to operate successfully.

Government Regulation of Trip Hazard Removal Services

      The business of removing trip hazards is not subject to any meaningful government regulation. The Company franchise sales program was subject to Federal Trade Commission regulations and various state laws regulating the offer and sale of franchises. The FTC and various state laws required the Company to furnish to prospective franchisees a franchise offering circular containing prescribed information. Fifteen states required registration of a franchise offering circular or a filing with state authorities. Substantive state laws that regulated the franchisor-franchisee relationship existed in a substantial number of states, and bills had been introduced in Congress from time to time, which provided for federal regulation of the franchisor-franchisee relationship in certain respects. The state laws often limited the duration and scope of non-competition provisions and the ability of a franchisor to terminate or refuse to renew a franchise, and may have required us to escrow franchise fees until we provided all equipment, materials, and service offered to the Company's franchisees to start their business. In 2004, the Company was registered to offer and sell franchises in two of the 15 states requiring registration, and completed an offering circular that complies with FTC regulations.

Disposition of Assets

On or about November 8, 2004, the Company conveyed all of its assets relating to the concerte cutting business and transferred all of its liabilities to a Precision Concrete Cutting, Inc., a Utah corporation ("PCC"). PCC was an affiliated corporation owned by all of the then shareholders of the Company. The conveyed assets included the Company's checking and savings accounts, accounts receivables, equipment, goodwill, intellectual property, and all other assets of the Company. PCC assumed all the liabilities of the Company as of said date. The consideration for such conveyance was the issuance of 601,190 shares of the common stock of PCC to the Company. These restricted shares were then distributed to the shareholders of the Company as of November 19, 2004.

PCC agreed to indemnity the Company and its affiliates from any liabilities and expenses which may arise in connection with the ownership or operation of any of the assets or business of PCC, including without limitation any obligations arising from any liability of PCC assumed from the Company or related to the former business of the Company.

The Company's Business Since November, 2004

On November 24, 2004, 50.87% of the Company's outstanding common stock was purchased by Amir Uziel and six unaffiliated foreign individuals from certain of the Company's shareholders, including its then Chief Executive Officer, Joseph Ollivier (the "Uziel Stock Purchase"). The persons serving as directors and officers of the Company prior to such transaction subsequently resigned from their positions with the Company. As a result of such transaction, Mr. Uziel held directly 30% of the issued and outstanding share capital of the Company and was elected President, Chief Executive Officer, and director, thereby assuming control of the Company.

Since such change in control, the Company has sought to accomplish the purchase of the Battery Brain Assets. The Battery Brain is a small, box-shaped device, whose size and weight is comparable to that of a cellular phone. It attaches to the battery of a motor vehicle and performs two principal functions for the motor vehicle: prevention of battery failure and protection from theft. If the Battery Brain is attached to a car battery, and the car's operator leaves the lights on while the car is turned off, the Battery Brain will prevent the battery from failing, so that the car can be started again without having to recharge such battery. It works by preventing a battery from becoming drained below the level necessary for it to function. The Battery Brain is able to detect when the battery has reached such point and, upon such detection, it automatically disconnects the power from the battery so that the battery will not be drained any further. In addition, the Battery Brain protects the vehicle from being stolen by stopping the battery from powering the engine while the car is turned off, thereby preventing a potential thief from "hot wiring" the engine, a procedure commonly used by thieves to turn on the vehicle's engine without an engine key. The Battery Brain can be used on all types of motor vehicles, from passenger cars to light trucks to heavy trucks, buses, tractors, RVs, motorcycles, boats, handicap vehicles or any other motor vehicles that rely on batteries.

On December 15, 2004, the Company and Purisys entered into a binding letter of intent (the "Letter of Intent") which provided, among other things, for the sale to the Company of the Battery Brain Assets. The purchase price to be paid by the Company was to be (i) $100,000 (the "Cash Consideration"), and (ii) the number of shares of common stock, no par value, of the Company which will constitute twenty (20%) percent of all issued and outstanding shares on a fully diluted basis when there has been $1 million invested in the Company, or such earlier date as agreed upon between the Company and Mr. Levinas (the "Equity Consideration"). The Letter of Intent obligated the Company to advance $100,000 plus $20,000 towards payment of the Cash Consideration (the "Advance"). If the Company terminated the Letter of Intent prior to the closing of the purchase, the Advance will be automatically converted into a loan from the Company to Purisys, which will become due and payable by Purisys within 15 days after the date of termination of the Letter of Intent. One of the several closing conditions was the receipt of equity investments of not less than $900,000 which would be invested in the development and marketing of the Battery Brain Product

In connection with the purchase, the Company agreed to appoint Aharon Y. Levinas, the principal and sole shareholder of Purisys, as the Chief Technology Officer of the Company within 90 days of the closing of the purchase. Following the closing of the purchase, the Company will have 5 directors and will allow Purisys to designate up to 2 directors to the board of directors of the Company. Finally, the Company granted certain registration rights for the shares of Common Stock constituting the Equity Consideration, subject to a lock-up agreement.

On December 27, 2004, the Company received an aggregate of $178,667 in cash and executed subscription agreements from 31 persons relating to the purchase of an aggregate of 35,733,333 shares of common stock at a per share purchase price of $0.005 per share. The shares were offered and issued pursuant to Regulation S promulgated by the Securities and Exchange Commission. Of the gross proceeds received by the Company, $120,000 was paid to Purisys as payment of the Advance required by the Letter of Intent.

A subsequent net amount of $4,950 was received by the Company in January 2005 relating to the purchase by a non-U.S. citizen of 66,667 shares at a per share purchase price of $0.075 per share and an additional net amount of $19,975 relating to the purchase by another non-U.S. citizen in March 2005 of 533,333 shares of common stock at a per share purchase price of $0.15 per share. The shares were offered and issued pursuant to Regulation S promulgated by the Securities and Exchange Commission.

The Company is currently raising capital through the sale of units, each unit consisting of one share of common stock, one Class A warrant giving the holder the right to purchase 1 share of stock at $0.45, which is exercisable for 1 year from the date of issuance, and one Class B warrant giving the holder the right to purchase 1 share of stock for $0.75, which is exercisable for 3 years. Each unit is being offered for $0.20 per unit. As of March 30, 2005, the Company has received subscriptions totaling an aggregate of $204,914 in net proceeds representing the issuance of 1,025,000 units. The units are being offered and issued pursuant to Regulation S promulgated by the Securities and Exchange Commission.

On February 28, 2005, the Company and Purisys amended the Letter of Intent to provide that we would advance an additional $170,000 to Purisys to cover day-to-day operations, finalize the purchase of 5,000 retail package units and commence the purchase of 5,000 wholesale package units. These units and all rights associated with these units, including without limitation, revenues from the sales of these units, will be part of the assets to be purchased by the Company. The sum of $170,000, plus the previous amount of $120,000 paid to Purisys pursuant to the Letter of Intent, was to reduce the $900,000 equity investment required in the Company at the time of closing the transaction between the parties.

As of December 31, 2004, the Company had no operations or revenues.

On March 23, 2005, the Company , Purisys and Aharon Y. Levinas ("Levinas") executed an Asset Purchase Agreement (the "Agreement") pursuant to which we purchased all the intellectual property relating to the Battery Brain product and the goodwill associated therewith and certain of the equipment relating to the product. The consideration paid by us for the assets was the issuance to Levinas, the sole shareholder of Purisys, of the number of shares of common stock, no par value, of our common stock which will constitute, when there has been an aggregate of $1,000,000 invested in the Company, (or such earlier date as agreed upon between the Company and Levinas) twenty (20%) percent of all issued and outstanding common stock and $100,000, which was previously paid pursuant to the Letter of Intent.The purchased assets did not include the inventory which existed as of March 23, 2005 or the molds for the Battery Brain (which are currently in Italy and China), which were purchased by us for $66,487. This provision was intended to replace the obligation in the Letter of Intent regarding the equity investment of $900,000 in the Company at the time of the closing of the Battery Brain acquisition.

We agreed with Levinas to mutually agree to negotiate, in good faith, an agreement regarding the registration rights of the Levinas for the shares issued to Levinas pursuant to the Agreement; Levinas shall be entitled to equal registration rights with our controlling shareholders, pro rata in accordance with their holdings, subject to a lock-up agreement. The shares will be issued to Levinas as soon as we are duly authorized to do so.

The only liabilities we assumed in the transaction are (i) the warranties and service of any Battery Brain products sold prior to the execution and delivery of the Agreement, (ii) any potential claims made by a person who alleges that he assisted in developing the Battery Brain product and (iii) any taxes incurred as a result of the Agreement. If there are any taxes imposed on Purisys and/or Levinas as a result of the receipt of our shares, we agreed to lend them the amount of liabilities and expenses owed as a result thereof. Said loan shall be for a period of not less than 10 years.

Pursuant to the terms of the Agreement, our Board of Directors shall consist of five (5) members, and Levinas shall be entitled to appoint 40% of the representatives to the Board of Directors.

In addition, within the next two years we agreed to use our best efforts to (a) consummate an equity raise of not less than $1,500,000 dollars at a post-money valuation of not less than $12,000,000; provided, that all equity raises within 120 days after March 23, 2005 which are based on a post-money valuation which is $10,500,000 or greater, shall be counted toward the $1,500,000; or (b) generate revenue for the Battery Brain product in the aggregate amount of $2,000,000. If we do not achieve either (a) or (b) at any time on or prior to March 23, 2007, then Levinas shall be entitled to receive additional shares of common stock which equals 20% of the outstanding share capital on a fully-diluted basis (calculated as of said date).

If for any reason we cease to manufacture, sell or otherwise cease to be involved in the Battery Brain product, then Levinas shall have the right to purchase the Battery Brain product from us; the price and other terms of such right shall be negotiated.

The asset acquisition was consummated in accordance with Section 368(a)(1)(C) of the Internal Revenue Code of 1986, as amended, as a tax-free reorganization.

The Company expects to have a competitive advantage over competitors having products which the market might consider to be similar to the Battery Brain. We feel that the Battery Brain is differentiated from similar products offered by such competitors in various important ways. The Battery Brain is the only product of its kind that will protect vehicles from battery failure due to the operation of any electrical accessory, including headlights, radios, trunk lights, interior lights, door lights, or due to unknown shorts in the electrical system. Similar products offered by competitors protect vehicles from battery failure due only to the operation of the headlights. The Battery Brain is also easier to install than other competitive products. Further, In order to reset the load (the energy source), most other competitive products require the operator of the vehicle to lift the hood, locate the device, and press a reset knob located on the device. The Battery Brain can be operated via a remote control.

The patent for the Battery Brain does not expire until July 23, 2022. The Company is not dependent upon a small number of suppliers for the raw materials used in the production of the Battery Brain as it expects to have alternative sources available and not to encounter any difficulties in obtaining such raw materials. We will not dependent upon a small number of customers, as we intend to market the Battery Brain to all users of motor vehicles.

Employees

While the Company was still engaged in the trip hazard removal business until November 2004, the Company employed four to eight persons on an hourly or part-time basis to perform concrete cutting and hazard removal services at the facilities of the Company's clients. As a result of the acquisition of the Battery Brain product, Levinas was appointed as the Chief Technology Officer. We are actively seeking a candidate to become our Chief Executive Officer.

We agreed to employ Levinas for a 4-year term, with a base salary of $160,000, $200,000, $240,000 and $240,000 for each year of the term. All benefits to be granted to the individual who will be appointed as our Chief Executive Officer shall be granted to Levinas as well, including bonuses and stock options. Levinas shall receive a cell phone and a car allowance. Pursuant to the terms of the Consulting Agreement, Levinas is subject to standard confidentiality and non-compete provisions.

The consulting agreement with Levinas provides that if Levinas is terminated during the 4-year term, or is no longer employed by us for any reason during said period, including termination for cause or death, we remain obligated to pay the full amount of payment due Levinas thereunder.

Item 2.  Properties

The Company does not currently own, lease, or have investments in any real property. Prior to November, 2004, the Company used office space of approximately 250 square feet, provided by Joseph F. Ollivier, an officer and director, at 3191 North Canyon Road, Provo, Utah 84604. The Company also leased on a month-to-month basis a commercial office and warehouse space located in Lindon, Utah at a monthly rental rate of $1,000. We anticipate signing shortly a lease for office and warehouse space in New Jersey.

Item 3.  Legal Proceedings

To date, the Company is not involved in any pending litigation, nor is the Company aware of any pending or contemplated proceedings against it. The Company knows of no legal proceedings pending or threatened, or judgments entered against any of its directors or officers in their capacity as such.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

On January 28, 2005, and as amended on each of February 28, 2005 and March 14, 2005, a Preliminary Proxy Statement was filed with the Securities and Exchange Commission for the purpose of soliciting proxies for use at a special stockholders' meeting regarding the following proposals of the Board of
Directors: (1) to change the Company's state of incorporation from Utah to Nevada through the merger of the Company with a Nevada corporation wholly owned by the Company; (2) to change the Company's name to "Smart Energy Solutions, Inc."; (3) to increase authorized common stock from 50,000,000 shares to 500,000,000 shares; (4) to authorize a class of 1,000,000 shares of preferred stock; (5) to eliminate the personal liability of the directors for breaches of fiduciary duties; (6) to provide for the mandatory indemnification by the Company of the directors; (7) to change the number of directors of the Company;
(8) to change the purpose of the company; and (9) to increase the number of shares required to call a vote of the shareholders. Upon the insertion of the requisite financial information required in the proxy and approval from the Commission, the proxy will be finalized and submitted to the shareholders for a special stockholders' meeting.

                                     PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information.

The Company's common stock has been traded on the Over the Counter Bulletin Board ("OTCBB") sponsored by the National Association of Securities Dealers, Inc. under the symbol DTGN. The following table sets forth the range of quarterly high and low closing bids of the common stock as reported on http://finance.yahoo.com during the years ending December 31, 2003 and December 31, 2004:

       Financial Quarter              Bid Information*
       -----------------              ----------------
 Year             Quarter         High Bid         Low Bid
 ----             -------         --------         -------
 2004        Fourth Quarter       $1.25            $0.13
             Third Quarter        $1.25            $1.25
             Second Quarter       $1.25            $0.77
             First Quarter        $1.25            $1.25
 2003        Fourth Quarter       $1.25            $1.25
             Third Quarter        $1.25            $1.25
             Second Quarter       $1.67            $1.25
             First Quarter        $2.76            $1.50

*The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

The options that had been issued to Joseph F. Ollivier, M. Ballard Gardner, and Matthew Haney, on November 11, 2002, were cancelled in November, 2004 in connection with the Uziel Stock Purchase. No options were issued in 2004.

On April 4, 2005, there were approximately 126 holders of record of the Company's common stock.

The Company has not declared or paid any cash dividends on its common stock nor does it anticipate paying any in the foreseeable future. Furthermore, the Company expects to retain any future earnings to finance its operations and expansion. The payment of cash dividends in the future will be at the discretion of its Board of Directors and will depend upon its earnings levels, capital requirements, any restrictive loan covenants and other factors the Board considers relevant.

Prior to the change of control which occurred in November 2004, the Company had a Stock Option Plan (the Option Plan), which provided for the grant of incentive stock options and non-qualified stock options to employees, directors and consultants. Incentive stock options may only be granted to employees. The
Option Plan is administered by the Board of Directors, which determines the terms of options granted including the exercise price, the number of shares subject to the option, and the exercisability of the option. However, the Board of Directors has no intention of issuing any options under this plan; when determined and duly authorized, the Board will adopt a new option plan

The following table presents certain information as of the end of December 31, 2004 with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance:

----------------------------   --------------------------   --------------------------   --------------------------
        Plan Category            Number of Securities to        Weighted-Average            Number of Securities
                                 be Issued Upon Exercise        Exercise Price of         Remaining Available for
                                 of Outstanding Options,       Outstanding Options,        Future Issuance Under
                                  Warrants, and Rights         Warrants, and Rights         Equity Compensation
                                                                                              Plans (Excluding
                                                                                           Securities Reflected in
                                                                                                  Column (a))

                                        (a)                           (b)                            (c)
----------------------------   --------------------------   --------------------------   --------------------------
Equity Compensation Plans                               0                          N/A                       65,000
Approved by Security
Holders
----------------------------   --------------------------   --------------------------   --------------------------
Equity Compensation Plans                             N/A                          N/A                          N/A
Not Approved by Security
Holders
----------------------------   --------------------------   --------------------------   --------------------------
Total                                                   0                          N/A                       65,000
----------------------------   --------------------------   --------------------------   --------------------------

As of March 30, 2005, we have received subscriptions for an aggregate of 1,205,000 units, each unit consisting of 1 share of common stock, 1 Class A Warrant and 1 Class B Warrant. Each Class A Warrant entitles the holder to purchase 1 share of common stock at an exercise price of $0.45 for 1 year from the date of issue, and each Class B Warrant entitles the holder to purchase 1 share of common stock at an exercise price of $0.75 for 3 years from the date of issue.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.

On December 27, 2004, the Company received an aggregate of $178,667 in cash and executed subscription agreements from 31 persons relating to the purchase of an aggregate of 35,733,333 shares of common stock at a per share purchase price of $0.005 per share. There were no underwriters or broker-dealers involved in the private placement and therefore no underwriting discounts or commissions were paid; the Company received the full gross proceeds of the offering. The shares were offered and issued pursuant to Regulation S promulgated by the Securities and Exchange Commission. The Company did not make any offers in the United States, each of the purchasers was outside the United States, and there were no selling efforts in the United States. Amir Uziel, the President and Chief Executive Officer and a director of the Company, purchased 1,500,000 shares of common stock in the offering, and Robert Lubin, a director of the Company at such time, purchased 50,000 shares of Common Stock.

The Company also received an aggregate of $1,333 in cash from 3 U.S. citizens relating to the purchase of 266,666 shares of common stock at a per share purchase price of $0.005 per share. There were no underwriters or broker-dealers involved in the private placement and therefore no underwriting discounts or commissions were paid; the Company received the full gross proceeds of the offering. The shares were offered and issued pursuant to an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

A subsequent net amount of $4,950 was received by the Company in January 2005 relating to the purchase by a non-U.S. citizen of 66,667 shares at a per share purchase price of $0.075 per share and an additional net amount of $79,975 relating to the purchase by non-U.S. citizens in March 2005 of an aggregate of 533,333 shares of common stock at a per share purchase price of $0.15 per share. The shares were offered and issued pursuant to Regulation S promulgated by the Securities and Exchange Commission.

The Company is also raising capital through the sale of units, each unit consisting of one share of common stock, one Class A warrant giving the holder the right to purchase 1 share of stock at $0.45, which is exercisable for 1 year from the date of issuance, and one Class B warrant giving the holder the right to purchase 1 share of stock for $0.75, which is exercisable for 3 years. Each unit is being offered for $0.20 per unit. As of March 30, 2005, the Company has received subscriptions totaling an aggregate of $204,914 in net proceeds representing the issuance of 1,025,000 units. The units are being offered and issued pursuant to Regulation S promulgated by the Securities and Exchange Commission.

Purchases of equity securities by the issuer and affiliated purchasers.



              SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

                                               (c) Total
                                               Number of
                                               Shares (or     (d) Maximum Number
                                                 Units)         (or Approximate
                                    (b)        Purchased as    Dollar Value) of
                  (a) Total       Average       Part of        Shares (or Units)
                  Shares (or    Price Paid     Publicly         that May Yet Be
                    Units)       per Share   Announced Plans   Purchased Under
   Period         Purchased      (or Unit)     or Programs     Plans or Programs
--------------------------------------------------------------------------------
December 2004     1,550,000       $.005        NA               NA

      We do not have a plan or program to purchase our securities. In the off-shore private placement which commenced in December 2004 described above, Messrs. Uziel and Lubin purchased 1,500,000 and 50,000 shares, respectively. These shares were purchased for investment purposes only.

      In 2004, prior to the change of control of the company in November 2004, the Company re-purchased an aggregate of 258,810 of its shares.

--------------------------------------------------------------------------------

Item 6.  Management's Discussion and Analysis or Plan of Operation

Plan of Operation.

Until November 2004, we operated in the trip hazard removal service business. Since such time, we had no operations and no agreements other than the Letter of Intent to acquire the Battery Brain assets from Purisys. This acquisition was consummated on March 23, 2005. We will now focus on manufacturing, distributing and selling the Battery Brain. In order to finance our operations, we will need to raise capital through the sale of our common stock. We agreed that if we do not raise $400,000 prior to June 23, 2005 we would issue to Aharon Y. Levinas shares of our common stock in an amount equal to 20% of the issued and outstanding shares of the Company; and if less than $400,000 is raised, then such share amount shall be pro rated based on the actual amount invested. In addition, as part of the agreement to acquire the Battery Brain assets, we agreed that within the next 2 years we will use our best efforts to (a) consummate an equity raise of not less than $1,500,000 dollars at a post-money valuation of not less than $12,000,000; provided, that all equity raises within 120 days after March 23, 2005 which are based on a post-money valuation which is $10,500,000 or greater, shall be counted toward the $1,500,000; or (b) generate revenue for the Battery Brain product in the aggregate amount of $2,000,000. We intend to raise such funds solely from overseas investors.

At December 31, 2004, the Company's current assets consists solely of cash in the amount of $58,132. Said amount is not sufficient to pay for our operations over the next twelve months, since we intend to produce and sell the Battery Brain product.

Financial Condition and Results of Operation.

Fiscal Year Ended December 31, 2004 Compared to Fiscal Year Ended December 31, 2003

The Company's revenues decreased in 2004 compared to 2003 due to the Company's cessation of business operations following the consummation of the Uziel Stock Purchase in November, 2004. In 2004, the Company's revenues were $643,226. Such revenues were derived primarily from the trip hazard removal business. In 2003, the Company's revenues were $720,869. Such revenues were derived primarily from the Company's trip hazard removal business.

The Company's expenses also decreased in 2004 compared to 2003 due to the Company's cessation of business operations following the consummation of the Uziel Stock Purchase in November 2004. In 2004, the Company's direct operating costs were $270,099 and general and administrative expenses were $249,837. Such expenses consisted primarily of labor costs. In 2003, the Company's operating expenses were $425,168 and general and administrative expenses were $269,903. Such expenses consisted primarily of operating expenses related to the Company's trip hazard removal business.

Fiscal Year Ended December 31, 2003 Compared to Fiscal Year Ended December 31, 2002

In 2003 total revenue was $720,869 compared to total revenue in 2002 of $862,053. Revenue was generated by trip hazard removal services performed by the Company, which was $539,138 in 2003 compared to $500,128 in 2002 and from the sale of franchises to operate trip hazard removal businesses, which was $155,000 in 2003 compared to $350,000 in 2002. This decrease in revenues attributable to franchise sales was primarily due to the increased cost of each franchise and lack of initial demand. Revenue from franchise sales was recognized when all material services or conditions relating to a sale had been substantially performed, which was the date the initial franchisee training is complete. This is the point at which Company had no remaining obligation to refund any cash received or forgive any unpaid notes for franchise fees, substantially all of the services required of Company had been performed, and no other material conditions or obligations related to substantial performance existed. Revenues from royalties were recorded monthly as they are earned. Revenues from product and equipment sales to franchisees were recorded when shipped.

Direct operating costs related to performing trip hazard services and selling franchises were $425,168 in 2003 compared to $325,673 in 2002. This figure consisted primarily of labor costs and expenses, supplies, and other materials required to perform specific trip hazard removal services. This increase in operating costs was mainly attributable to the cost of benefits being made to employees and to increased salaries. General and administrative expenses in 2003 were $269,903 compared to $275,043 in 2002, which consisted of management salaries, professional fees and other costs of implementing the Company's franchise program, and other administrative costs. This decrease was attributable to the lower number of additional franchisees during 2003.

During 2003, the Company realized interest on secured notes receivable of $32,309 compared to $30,387 in 2002 and interest on cash of $474 and $3,235 for those same periods respectively. Company realized net income of $8,553 in 2003 compared to $296,186 in 2002, which was attributed to the inability to operate its Utah concrete removal business during this 2004 season of increased snow and rain and the increased cost of managing that operation and the franchise program. In addition, the Company realized a loss on marketable securities of $50,000. A meaningful portion of our marketing effort was focused on governmental entities, which were experiencing budget cuts and limitations.

Liquidity and Capital Resources

We currently do not have sufficient resources to finance the Battery Brain operations. The monies which we have raised to date in private placements has been utilized to finance the purchase of the Battery Brain assets. Pursuant to our agreement, we need to raise additional capital, and are currently attempting to raise funds through the offer and sale of units to overseas investors. Although we are confident that we will be able to raise the capital necessary to fund our operations for the next 12 months, there is no assurance that we will be able to obtain such financing in sufficient amounts or on acceptable terms when needed, which could adversely affect our operating results and prospects.

Off Balance Sheet Arrangements.

None

Item 7.   Financial Statements

The financial statements are set forth immediately following the signature page.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 8A.  Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company's management as of a date within 90 days of the filing date of this Form 10-KSB, the Company's chief executive officer and chief financial officer has concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (Exchange Act) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

Item 8B.  Other Information

None

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors and Officers.

The following table sets forth the names, ages, and positions with the Company for each of the directors and officers of the Company as of March 30, 2005.

   Name                     Age         Positions and Offices
   ----                     ---         ---------------------

   Amir Uziel               40          President, Chief Executive
                                              Officer and Director

   Aharon Y. Levinas        58          Chief Technology Officer and Director

   Tamir Levinas            33          Director

All executive officers are elected by the Board and hold office until the next annual meeting of stockholders or until their successors are duly elected and qualified. Aharon Levinas is the father of Tamir Levinas.

The following is information on the business experience of each director and officer:

Amir Uziel became the President and Chief Executive Officer and a director of the Company on November 24, 2004. From 1994 to the present, Mr. Uziel has been an economist for Amir Uziel Consult, a private company providing international business development and marketing advisory services to some of the leading Israeli companies. Prior thereto, Mr. Uziel was Sales and Marketing Manager of Hollandia Sleep Engineering Center Ltd., a furniture chain in Israel. Mr. Uziel received his B.A. from Tel Aviv University School of Economics and Accounting in 1991.

Aharon Y. Levinas was appointed as the Chief Technology Officer and a director of the Registrant as of March 23, 2005. Mr. Levinas is the sole shareholder of Purisys, Inc., a New Jersey corporation which Mr. Levinas established over 10 years ago. Mr. Levinas' sole business activities for the last 10 years has been the development and establishment of the Battery Brain product.

Tamir Levinas, age 33, was appointed as a director of the Registrant as of March 23, 2005. Since 1998 he has been the head of Technical Development of Internet Gold (Nasdaq: IGLD), where he is responsible for managing all aspects of the technical department activities, project management and engineering, as well as being responsible for technical vendor relations and procurement. Mr. Levinas received a B.A. in Business and Information Technology Management from Inter-Disciplinary Center in Herzelia, Israel in 2004.

Until the change in control of the Company in November, 2004, the Company's directors were Joseph F. Ollivier, M. Ballad Gardner, and Matthew Haney. Robert Lubin was a director from December 4, 2004 until March 22, 2005. Mr. Lubin resigned for personal reasons and not because of any disagreement with the Company.

Audit Committee Financial Expert.

The Board of Directors has not established an audit committee and does not have an audit committee financial expert. The Board is seeking additional Board members whom it hopes will qualify as such an expert.

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Exchange Act of 1934 requires officers and Directors of the Company and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes in their ownership with the Securities and Exchange Commission, and forward copies of such filings to the Company. Based on the copies of filings received by the Company, during the most recent fiscal year, except for Joseph
F. Ollivier and Matthew Haney, the directors, officers, and beneficial owners of more than ten percent of the equity securities of the Company registered pursuant to Section 12 of the Exchange Act have filed all forms on a timely basis.

Code of Ethics.  The Company has not yet adopted a Code of Ethics.

Item 10.  Executive Compensation

The following table presents certain specific information regarding the compensation of the Chief Executive Officer of the Company, during the last three fiscal years. We have not paid any other executive officer in excess of $100,000 (including salaries and benefits) during the years ended December 31, 2004, 2003 or 2002.

----------------------------------------------------------------------------------------------------
                                     SUMMARY COMPENSATION TABLE
----------------------------------------------------------------------------------------------------
                     Annual compensation               Long-term compensation
----------------------------------------------------------------------------------------------------
                                                       Awards                     Payouts
----------------------------------------------------------------------------------------------------
                                                                                            All other
                                                                     Securities              compen-
                                                         Restricted  under-                  sation
Name and      Fiscal                       Other annual  stock       lying          LTIP     ($)
principal     Year     Salary    Bonus     compensation  award(s)    options/ SARs  payouts
position      Covered  ($)       ($)       ($)           ($)         (#)            ($)
(a)           (b)      (c)       (d)       (e)           (f)         (g)            (h)      (i)
----------------------------------------------------------------------------------------------------
Joseph F      2004     24,000        0                0           0              0        0          0
Ollivier(1)
              2003     24,000        0                0           0              0        0          0
              2002     24,000        0                0           0              0        0          0

Amir Uziel    2004          0        0                0           0              0        0          0

      (1) Mr. Ollivier was the Chief Executive Officer and a director from January 31, 2004 through November 24, 2004.
      (2) Mr. Uziel became the Chief Executive Officer and a director on November 24, 2004.

No options were granted to any employee or executive officer during the fiscal year ended December 31, 2004.

Neither Mr. Uziel nor Mr. Lubin, a director from November 2004 until March 2005, had any employment agreements with the Company.

We have an agreement with Mr. Levinas, who became the Chief Technology Officer and a director as of March 23, 2005. The agreement is for a 4-year term, with a base salary of $160,000, $200,000, $240,000 and $240,000 for each year of the term. All benefits to be granted to the individual who will be appointed as our Chief Executive Officer shall be granted to Levinas as well, including bonuses and stock options. Levinas shall receive a cell phone and a car allowance. The consulting agreement with Levinas provides that if Levinas is terminated during the 4-year term, or is no longer employed by us for any reason during said period, including termination for cause or death, we remain obligated to pay the full amount of payment due Levinas thereunder

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table lists, as of April 4, 2005, the number of shares of Common Stock beneficially owned by (i) each person or entity known to the Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of the Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using "beneficial ownership" concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

There are no outstanding options, warrants or other securities convertible into shares of common stock, other than 1,025,000 Class A Warrants and 1,025,000 Class B Warrants. Each Class A warrant gives the holder the right to purchase 1 share of stock at $0.45, which is exercisable for 1 year from the date of issuance, and one Class B warrant giving the holder the right to purchase 1 share of stock for $0.75, which is exercisable for 3 years

The percentages below are calculated based on 38,476,189 shares of Common Stock issued and outstanding. Unless otherwise provided, the address of each person listed in the following table is c/o David Lubin & Associates 92 Washington Avenue, Cedarhurst, New York 11516.

--------------------------------------------------------------------------------------------
 Officers, Directors, and         Title of Class    No. of Shares      Beneficial Ownership
     5% Stockholders
--------------------------------------------------------------------------------------------
Amir Uziel                        Common            1,680,550          4.37%
--------------------------------------------------------------------------------------------
Aharon Y. Levinas                 Common            (1)(2)             (1)(2)
--------------------------------------------------------------------------------------------
Tamir Levinas                     Common            0                  0
--------------------------------------------------------------------------------------------
All directors and
executive officers as a           Common            1,680,550(1)(2)    4.37% (1)(2)
group (3 persons)
--------------------------------------------------------------------------------------------

(1) Mr. Levinas will be issued shares of common stock which equal 20% of the issued and outstanding share capital of the Company on a fully-diluted basis as of the date that $1,000,000 in the aggregate has been invested in the Company or such earlier date as agreed upon between Mr. Levinas and the Company. Mr. Levinas has the right to an additional 20% of the issued and outstanding share capital of the Company if, prior to June 23, 2005, $400,000 is not invested in the development of the Company's Battery Brain product. If less than $400,000 is invested, said 20% shall be pro rated based on the actual amount invested.
(2) Mr. Levinas also has the right to an additional 20% if within the next 2 years we do not (a) consummate an equity raise of not less than $1,500,000 dollars at a post-money valuation of not less than $12,000,000; provided, that all equity raises within 120 days after March 23, 2005 which are based on a post-money valuation which is $10,500,000 or greater, shall be counted toward the $1,500,000; or (b) generate revenue for the Battery Brain product in the aggregate amount of $2,000,000. If we do not achieve either (a) or (b) at any time on or prior to March 23, 2007, then Levinas shall be entitled to receive additional shares of common stock which equals 20% of the outstanding share capital on a fully-diluted basis (calculated as of said date).

Item 12.  Certain Relationships and Related Transactions

On December 27, 2004, the directors of the Company at that time, purchased shares of the Company's common stock in connection with an offering of shares by the Company involving a total of 31 persons. Amir Uziel, the President and Chief Executive Officer and a director of the Company, purchased 1,500,000 shares of common stock, and Robert Lubin, a director of the Company, purchased 50,000 shares of Common Stock. The per share purchase price was $0.005 per share.

In addition to its leased warehouse and office space in Lindon, Utah, until November 24, 2004 the Company used office space provided by Joseph F. Ollivier, an officer and director of the Company, free of charge.

At December 31, 2003, the Company has outstanding $189,295 in notes receivable from a finance company owned and controlled by Joseph F. Ollivier, an officer and director of the Company. The note is secured by real property through trust deeds as collateral and bear interest at the rate of 10 percent per annum. Interest is paid monthly and is current.

Other than as set forth above, none of the following parties has, since the date of incorporation of the Company, had any material interest, direct or indirect, in any transaction with the Company or in any presently proposed transaction that has or will materially affect us:

      o     any of our directors or officers;
      o     any person proposed as a nominee for election as a director;
      o any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock; or
      o any relative or spouse of any of the foregoing persons who has the same house as such person.

Item 13.  Exhibits

---------------- -------------------------------------------- -----------------------------------------------
  Exhibit No.                    Description                                   Where Found
---------------- -------------------------------------------- -----------------------------------------------
3.1              Articles of Incorporation                    Previously    filed    with   the    Company's
                                                              Registration  Statement  on Form 10-SB,  filed
                                                              with the SEC on May 11, 1999
---------------- -------------------------------------------- -----------------------------------------------
3.2              Bylaws                                       Previously    filed    with   the    Company's
                                                              Registration  Statement  on Form 10-SB,  filed
                                                              with the SEC on May 11, 1999
---------------- -------------------------------------------- -----------------------------------------------
4.1              Class A Warrant                              Attached Hereto
---------------- -------------------------------------------- -----------------------------------------------
4.2              Class B Warrant                              Attached Hereto
---------------- -------------------------------------------- -----------------------------------------------
10.1             Letter of Intent                             Previously  filed with the  Company's  Current
                                                              Report  on Form  8-K,  filed  with  the SEC on
                                                              December 17, 2004
---------------- -------------------------------------------- -----------------------------------------------
10.2             Letter,  dated  February 28, 2005,  between  Previously  filed with the  Company's  Current
                 Purisys, Inc. and the Company                Report  on Form  8-K,  filed  with  the SEC on
                                  March 1, 2005
---------------- -------------------------------------------- -----------------------------------------------
10.3             Asset Purchase  Agreement dated as of March  Previously  filed with the  Company's  Current
                 23, 2005 among the Company,  Purisys,  Inc.  Report  on Form  8-K,  filed  with  the SEC on
                 and Aharon Y. Levinas                        March 28, 2005
---------------- -------------------------------------------- -----------------------------------------------
10.4             Consulting  Agreement dated as of March 23,  Previously  filed with the  Company's  Current
                 2005  between  the  Company  and  Aharon Y.  Report  on Form  8-K,  filed  with  the SEC on
                 Levinas                                      March 28, 2005
---------------- -------------------------------------------- -----------------------------------------------
10.5             Form of Regulation S Subscription Agreement  Previously  filed with the  Company's  Current
                                                              Report  on Form  8-K,  filed  with  the SEC on
                                                              December 30, 2004
---------------- -------------------------------------------- -----------------------------------------------
31.              Rule 13a-14(a)/15d14(a) Certifications       Attached Hereto
---------------- -------------------------------------------- -----------------------------------------------
32.              Section 1350 Certifications                  Attached Hereto
---------------- -------------------------------------------- -----------------------------------------------

Item 14 Principal Accountant and Fees

Squire & Company, PC has served as the Company's Principal Accountant since June 10, 2002. Their pre-approved fees billed to the Company are set forth below:

                             Fiscal year ending       Fiscal year ending
                             December 31, 2004        December 31, 2003
                            --------------------   --------------------
Audit Fees                  $             15,825   $             20,418
Audit Related Fees          $                  0   $                  0
Tax Fees                    $              1,924   $              2,221
All Other Fees              $                  0   $                  0

As of December 31, 2004, the Company did not have a formal documented pre-approval policy for the fees of the principal accountant.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      DATIGEN.COM, INC.

Dated: April 11, 2005                 By: /s/ Amir Uziel
                                          --------------

                                      Name: Amir Uziel
                                      Title: President, Chief Executive
                                      Officer, and Director

                                DATIGEN.COM, INC.

                          INDEX TO FINANCIAL STATEMENTS
                                                                       Page
--------------------------------------------------------------------------------
  Independent Auditor's Report                                         F-2

  Balance Sheet                                                        F-3

  Statements of Income                                                 F-4

  Statements of Stockholders' Equity                                   F-5

  Statements of Cash Flows                                             F-6

  Notes to Financial Statements                                        F-7

                          INDEPENDENT AUDITOR'S REPORT



The Board of Directors
of Datigen.com, Inc.

We have audited the accompanying balance sheet of Datigen.com, Inc. as of December 31, 2004, and the related statements of income, stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing our procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. As such we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Datigen.com, Inc. as of December 31, 2004, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

Squire & Company, PC

Orem, Utah
April 6, 2005

DATIGEN.COM, INC.
BALANCE SHEET
December 31, 2004
-------------------------------------------------------------------------------

ASSETS

Current Assets:
Cash                                                                $    58,132
                                                                    -----------

Total current assets                                                     58,132

Advance toward purchase of Battery Brain product                        120,000
                                                                    -----------

Total assets                                                        $   178,132
                                                                    ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable                                                    $     1,525
                                                                    -----------

Total current liabilities                                                 1,525
                                                                    -----------

Stockholders' Equity:
Common stock, no par value, 50,000,000 shares authorized              1,092,782
Accumulated deficit                                                    (916,175)
                                                                    -----------

Total stockholders' equity                                              176,607
                                                                    -----------

Total liabilities and stockholders' equity                          $   178,132
                                                                    ===========


The accompanying notes are an integral part of this financial statement

DATIGEN.COM, INC.
STATEMENTS OF INCOME
Years Ended December 31, 2004 and 2003
                                                        2004            2003
-------------------------------------------------------------------------------

General and Administrative Expenses                 $     2,977     $        --
                                                    -----------     -----------

Loss From Continuing Operations                          (2,977)             --
                                                    -----------     -----------

Discontinued Operations
  Income from discontinued operations before
    income tax expense (benefit)                        156,014           8,553
  Income tax expense (benefit)                           44,854          (7,306)
                                                    -----------     -----------
    Income from discontinued operations                 111,160          15,859
                                                    -----------     -----------

Net Income                                          $   108,183     $    15,859
                                                    ===========     ===========

Earnings Per Share - Basic and Fully Diluted
  Loss from continuing operations                   $        --     $        --
  Income from discontinued operations                      0.09            0.02
                                                    -----------     -----------
    Net income                                      $      0.09     $      0.02
                                                    ===========     ===========

Weighted Average Shares Outstanding                   1,149,355         860,000

The accompanying notes are an integral part of these financial statements

DATIGEN.COM, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended December 31, 2004 and 2003

-------------------------------------------------------------------------------------------------------------------
                                                                          Cumulative
                                                   Common Stock             Other
                                             -------------------------   Comprehensive    Accumulated
                                               Shares        Amount         Income          Deficit        Total
                                            -----------    -----------    -----------    -----------    -----------

Balance, January 1, 2003                        860,000    $ 1,236,600    $   (50,000)   $   (56,327)   $ 1,130,273

Comprehensive Net Income Calculation:

 Net income                                        --             --             --           15,859         15,859
 Other comprehensive loss:

 Recognized loss on marketable securities          --             --           50,000           --           50,000
                                            -----------    -----------    -----------    -----------    -----------


 Comprehensive net income                          --             --             --           15,859         65,859
                                            -----------    -----------    -----------    -----------    -----------


Balance, December 31, 2003                      860,000      1,236,600           --          (40,468)     1,196,132


Repurchase of common stock                     (258,810)      (323,401)          --             --         (323,401)

Issuance of common stock for cash,
December 2004, $0.005 per share              35,916,666        179,583           --             --          179,583

Distribution of shares of subsidiary to
  shareholders, November 19, 2004                  --             --             --         (983,890)      (983,890)


Net income                                         --             --             --          108,183        108,183
                                            -----------    -----------    -----------    -----------    -----------

Balance, December 31, 2004                   36,517,856    $ 1,092,782    $         -    $  (916,175)   $   176,607
                                            ===========    ===========    ===========    ===========    ===========

The accompanying notes are an integral part of these financial statements

DATIGEN.COM, INC.
STATEMENTS OF CASH FLOWS
Years Ended December 31, 2004 and 2003
                                                           2004         2003
--------------------------------------------------------------------------------

Cash Flows from Operating Activities:

 Net income                                             $ 108,183     $  15,859
 Less income from discontinued operations                (111,160)      (15,859)
                                                        ---------     ---------
 Loss from continuing operations                           (2,977)           --
 Adjustments to reconcile loss from continuing
 operations to net cash used by operating
 activities of continuing operations:
  Increase in accounts payable                              1,525            --
                                                        ---------     ---------

 Net cash used by operating activities of
  continuing operations                                    (1,452)           --

 Net cash provided by operating activities of
  discontinued operations                                 154,010        99,475
                                                        ---------     ---------
 Net cash provided by operating activities                152,558        99,475
                                                        ---------     ---------
Cash Flows from Investing Activities:
 Advance toward purchase of Battery Brain
    product                                               (120,000)           --

 Net cash used by investing activities of
   discontinued operations                                (95,000)       (1,521)
                                                        ---------     ---------

 Net cash used by investing activities                   (215,000)       (1,521)
                                                        ---------     ---------
Cash Flows from Financing Activities:
 Proceeds from issuance of common stock                   179,583            --
 Repurchase of common stock                              (323,401)           --
 Cash distributed to shareholders with stock of
   subsidiary                                             (80,050)           --
                                                        ---------     ---------
   Net cash used by financing activities                 (223,868)           --
                                                        ---------     ---------

Net Increase (decrease) in Cash                          (286,310)       97,954

Cash at beginning of year                                 344,442       246,488
                                                        ---------     ---------
Cash at end of year                                     $  58,132     $ 344,442
                                                        =========     =========

The accompanying notes are an integral part of these financial statements

DATIGEN.COM, INC
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note  1. Summary of Significant Accounting Policies
         ------------------------------------------

         This summary of significant accounting policies of Datigen.com, Inc. (the Company) is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

         Nature of Operations - Datigen.com, Inc., formerly Atomic Giant.com, Inc., was incorporated in the State of Utah on February 10, 1999, for the purpose of developing and marketing various Internet and Internet-related products and services. Until January 1, 2002, the Company was considered to be in the developmental stage in accordance with SFAS No. 7.

         On January 2, 2002, the Company purchased the assets of Amerex, a sole proprietorship. The Company paid $200,000 cash and issued 175,000 shares of common stock for property and equipment valued at $12,695 and goodwill of $344,805. As a result of the Amerex purchase, the Company became the franchisor of trip hazard operations and sold machinery, saw blades and related products directly to franchisees. As described in
         Note 2, the Company discontinued this business on November 19, 2004 through a series of transactions whereby all of the assets and liabilities of this concrete-cutting business were transferred to a newly-formed subsidiary of the Company, and the stock of that subsidiary was distributed to the shareholders of the Company. Immediately subsequent to this transaction, the Company owned no assets and had no liabilities.

         On November 24, 2004, certain shareholders of the Company, including its chief executive officer, entered into a Purchase and Sale Agreement which provided, among other things, for the sale of 50.87% of the outstanding stock of the Company to a new group of shareholders. In connection with this transaction, all outstanding options to purchase stock of the Company were cancelled. Also, in connection with these changes, a new board of directors was appointed and control of the Company changed to a new group of shareholders and management.

         Concentration of Credit Risk - As of December 31, 2004, all of the Company's cash is held in trust by the Company's outside legal counsel.

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

DATIGEN.COM, INC
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 1.  Summary of Significant Accounting Policies (Continued)
         ------------------------------------------------------

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

         Stock Based Compensation - The Company did not grant any stock options to employees during the years ended December 31, 2004 or 2003, and all outstanding stock options were cancelled on November 24, 2004. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation expense has been recognized for stock options granted to employees. But, had compensation expense for the Company's stock options been determined based on the fair value at the grant date consistent with the provision of SFAS No. 123, there also would have been no compensation expense recognized for the years ended December 31, 2004 or 2003, and the Company's results of operations would have been the same as reported in the Statements of Income presented herein.

         Fair Value of Financial Instruments - The Company's financial instruments consist of cash and accounts payable. The carrying amounts approximate fair value because of the short-term nature of the items.

         Recent Accounting Pronouncements - In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123R, (SFAS 123R), Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95, which addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of that company or liabilities that are based on the fair value of that company's equity instruments, or that may be settled by issuance of such equity instruments. SFAS 123R eliminates the Company's ability to account for share-based compensation transactions using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, Accounting for stock Issued to Employees, and requires that such transactions be accounted for using a fair value-based method and recognized as expense in the statement of income. SFAS 123R is effective for the Company beginning January 1, 2006, although early adoption is encouraged by the statement. The Company is currently evaluating the method and timing of adoption. The Company is also evaluating the impact that the adoption of SFAS 123R will have on its financial statements.

         In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151 (SFAS 151), Inventory Costs, an amendment of ARB No. 43, Chapter 4. The amendments made by SFAS 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current period charges and require the allocation of fixed production overhead to inventory based

DATIGEN.COM, INC
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 1.  Summary of Significant Accounting Policies (Continued)
         -----------------------------------------------------

         Recent Accounting Pronouncements (Continued)

         on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect the adoption of SFAS 151 to have a material impact on its financial condition or results of operations, although the ultimate impact will depend on its future experience with idle facilities, freight, handling costs, and wasted materials (spoilage).

         In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153 (SFAS 153), Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29. SFAS 153 amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Company does not expect this pronouncement to have a material impact on its financial statements.

Note 2.  Discontinued Operations and Distribution to Shareholders

         On November 8, 2004, the Board of Directors of the Company resolved to contribute all of the assets (subject to all of the liabilities) of the Company's concrete-cutting business to Precision Concrete Cutting, Inc.
         (PPC), a newly-formed subsidiary of the Company. The transfer of the assets and liabilities was in preparation for a distribution of the stock of this subsidiary to the shareholders of the Company. On November 19, 2004, all of the shares of PPC were distributed to the shareholders of the Company. Immediately subsequent to this distribution, the Company had no assets and no liabilities. PPC agreed to indemnify the Company from any liabilities and expenses which might arise in connection with the ownership or operation of any of the assets and business transferred to PPC.

         The operations of the concrete-cutting business have been accounted for as discontinued operations, and accordingly, the results of operations and cash flows associated with this business have been segregated and reported as discontinued operations in the accompanying statements of income and cash flows. All periods presented have been restated to reflect the discontinued operations.

DATIGEN.COM, INC
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 2.  Discontinued Operations and Distribution to Shareholders (Continued)

         Information related to the discontinued operations of the concrete-cutting business is set forth below:

                                                     Year ended December 31,
                                                    ---------------------------
                                                       2004              2003
                                                    ---------         ---------
Revenues                                            $ 643,226         $ 720,869

Direct Operating Costs                               (270,099)         (425,168)

General and Administrative
Expenses                                             (249,837)         (269,903)
                                                    ---------         ---------
Income from Operations                                123,290            25,798

Other Income (Expense), net                            32,724           (17,245)
                                                    ---------         ---------
Income before income taxes                            156,014             8,553

Income tax expense (benefit)                           44,854            (7,306)
                                                    ---------         ---------
Net Income                                          $ 111,160         $  15,859
                                                    =========         =========

         The distribution of the stock of PPC to the shareholders of the Company has been accounted for by a charge to retained earnings (accumulated deficit) in an amount equal to the historical book value of the net assets of PPC. The net assets of PPC at the date of distribution were composed of the following:

         Assets

            Cash                        $   80,050
            Accounts receivable             35,475
            Inventories                     50,497
            Notes receivable               486,915
            Property and equipment,
            net                             30,289
            Goodwill                       344,805
            Deferred income tax asset       42,539
                                        ----------
              Total assets               1,070,570
                                        ----------

         Liabilities

            Accrued expenses                 6,593
            Deferred income tax
             liability                      80,087
                                        ----------
              Total liabilities             86,680
                                        ----------
         Net assets                     $  983,890
                                        ==========

DATIGEN.COM, INC
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 3.  Common Stock

         Between January 1, 2004 and November 23, 2004, the Company purchased and retired 258,810 shares of its common stock at an average purchase price of $1.25 per share.

         On December 27, 2004, the Company sold 35,733,333 shares of common stock at $0.005 per share pursuant to an exemption under Regulation S promulgated by the Securities and Exchange Commission. Additionally, during December 2004, the Company sold another 183,333 shares of common stock also at $0.005 per share. There were no underwriters or broker-dealers involved in the private placement of the stock, and accordingly there were no underwriting discounts or commissions. The Company received the full gross proceeds of $179,583 from the sale of the common stock. Of these shares sold in December 2004, 1,500,000 were purchased by the new Chief Executive Office of the Company and 50,000 were purchased by a new Director of the Company.

Note 4.  Purchase of Battery Brain Product

         On December 15, 2004, the Company entered into a binding letter of intent with Purisys, Inc., which provides, among other things, for the sale to the Company of all of the assets constituting the Battery Brain product owned by Purisys. In connection with the letter of intent, the Company agreed to advance $100,000 plus $20,000 towards payment of the purchase price. As described in Note 9, the Company completed the acquisition of the Battery Brain product from Purisys in March 2005.

Note 5.  Income Taxes

         In conjunction with the transfer of net assets of the concrete cutting business to a newly-formed subsidiary, and the subsequent distribution of the stock of that subsidiary to the shareholders of the Company on November 19, 2004, the net operating losses that existed at the date of the distribution were distributed with the other net assets. As such, at December 31, 2004, the net operating losses of the Company are $2,977, which is the loss from operations subsequent to the distribution. These net operating losses expire in 2024. The utilization of the net operating loss carry forward is dependent upon the tax laws in effect at the time the net operating loss carry forwards can be utilized.

Note 6.  Supplemental Cash Flow Disclosure

         Non-cash investing and financing transactions - As described in Note 2, the Company distributed the stock of its wholly-owned subsidiary to the Company's shareholders. The net assets of the subsidiary at the date of distribution totaled $983,890, including cash of $80,050.

         During the years ended December 31, 2003, the Company recorded realized losses on marketable securities of $50,000.

DATIGEN.COM, INC
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 6.  Supplemental Cash Flow Disclosure (continued)

         Cash paid for interest and income taxes - The Company paid $28 and $100 for interest and income taxes, respectively, during the year ended December 31, 2003 (none for the year ended December 31, 2004).

Note 7.  Stock Options

         The Company has a Stock Option Plan (Option Plan), which provides for the grant of incentive stock options and non-qualified stock options to employees, directors and consultants. Incentive stock options may only be granted to employees. The Option Plan is administered by the Executive Compensation Committee of the Board of Directors, which determines the terms of options granted including the exercise price, the number of shares subject to the option, and the exercisability of the option. However, the new Board of Directors has no intention of issuing any options under this plan.

         In conjunction with the Purchase and Sale Agreement entered into on November 24, 2004, whereby certain shareholders of the Company sold stock constituting 50.87% of the outstanding stock of the Company to a new group of shareholders, all outstanding options to purchase stock of the Company were cancelled. As a result of this cancellation, the Company has no common stock equivalents at December 31, 2004.

         The schedule of stock options is as follows:

                                                                Weighted-Average
                                                    Number of        Exercise
                                                     Options           Price
                                                  ----------    ----------------
Outstanding at January 1, 2003                        65,000    $           1.38

    Granted                                             --                  --

    Expired                                             --                  --

    Exercised                                           --                  --

    Cancelled                                           --                  --
                                                  ----------
Outstanding at December
31, 2003                                              65,000    $           1.38

    Granted                                             --                  --

    Expired                                             --                  --

    Exercised                                           --                  --

    Cancelled                                        (65,000)   $           1.38
                                                  ----------
Outstanding at December
31, 2004                                                --                   --
                                                  ==========

DATIGEN.COM, INC
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 8.  Related Party Transactions

         Until November 19, 2004, the Company had a note receivable with a finance company owned by an officer of the Company. The note had no principal repayment terms, bore interest at ten percent, and was collateralized by real property. At November 19, 2004 and December 31, 2003, the balance on the note was $284,295 and $189,295, respectively. On November 19, 2004, this note was part of the assets contributed to PPC prior to the distribution of the stock of PPC to the shareholders of the Company, as described in Note 2 to the financial statements.

Note 9.  Subsequent Events

         Sale of Common Stock - Subsequent to December 31, 2004, the Company has sold 683,333 shares of common stock at prices ranging from $0.005 to $0.15 per share, and received net proceeds in the amount of $85,342.

         Sale of Units - The Company is currently raising capital through the sale of units, each unit consisting of one share of common stock, one Class A warrant giving the holder the right to purchase 1 share of stock at $0.45, which is exercisable for 1 year from the date of issuance, and one Class B warrant giving the holder the right to purchase 1 share of stock for $0.75, which is exercisable for 3 years. Each unit is being offered for $0.20 per unit. As of March 30, 2005, the Company has received subscriptions totaling an aggregate of $204,914 in net proceeds representing the issuance of 1,025,000 units. The units are being offered and issued pursuant to Regulation S promulgated by the Securities and Exchange Commission.

         Purchase of Battery Brain Product - On February 28, 2005, the Company and Purisys amended the Letter of Intent to provide that the Company would advance an additional $170,000 to Purisys to cover day-to-day operations, finalize the purchase of 5,000 retail package units and commence the purchase of 5,000 wholesale package units. These units and all rights associated with these units, including without limitation, revenues from the sales of these units, will be part of the assets to be purchased by the Company.

         On March 23, 2005, the Company , Purisys and Aharon Y. Levinas ("Levinas") executed an Asset Purchase Agreement (the "Agreement") pursuant to which the Company purchased all the intellectual property relating to the Battery Brain product and the goodwill associated therewith and certain of the equipment relating to the product. The consideration paid for the assets was the issuance to Levinas, the sole shareholder of Purisys, of the number of shares of common stock, no par value, of the Company's common stock which will constitute, when there has been an aggregate of $1,000,000 invested in the Company, (or such earlier date as agreed upon between the Company and Levinas) twenty (20%) percent of all issued and outstanding common stock and $100,000, which was previously paid pursuant to the Letter of Intent. Mr. Levinas has the right to an additional 20% of the issued and outstanding share capital of the Company if, prior to June 23, 2005, $400,000 is not invested in the development of the Company's Battery Brain product. If less than $400,000 is invested, said 20% shall be pro rated based on the actual amount invested.

DATIGEN.COM, INC
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 9.  Subsequent Events (continued)

         Purchase of Battery Brain Product (continued)

         In addition, within the next two years the Company agreed to use its best efforts to (a) consummate an equity raise of not less than $1,500,000 dollars at a post-money valuation of not less than $12,000,000; provided, that all equity raises within 120 days after March 23, 2005 which are based on a post-money valuation which is $10,500,000 or greater, shall be counted toward the $1,500,000; or (b) generate revenue for the Battery Brain product in the aggregate amount of $2,000,000. If the Company does not achieve either (a) or (b) at any time on or prior to March 23, 2007, then Levinas shall be entitled to receive additional shares of common stock which equals 20% of the outstanding share capital on a fully-diluted basis (calculated as of said date).

         The purchased assets did not include the inventory which existed as of March 23, 2005 or the molds for the Battery Brain (which are currently in Italy and China), which were purchased by the Company for $66,487.

         The only liabilities assumed by the Company in the transaction are (i) the warranties and service of any Battery Brain products sold prior to the execution and delivery of the Agreement, (ii) any potential claims made by a person who alleges that he assisted in developing the Battery Brain product and (iii) any taxes incurred as a result of the Agreement.

         The Battery Brain is a small, box-shaped device, whose size and weight is comparable to that of a cellular phone. It attaches to the battery of a motor vehicle and performs two principal functions for the motor vehicle: prevention of battery failure and protection from theft.

         The asset acquisition was consummated in accordance with Section 368(a)(1)(C) of the Internal Revenue Code of 1986, as amended, as a tax-free reorganization.

         In conjunction with the purchase of the Battery Brain product, the Company agreed to employ Levinas for a 4-year term, with a base salary of $160,000, $200,000, $240,000 and $240,000 for each year of the term.
         All benefits to be granted to the individual who will be appointed as the Company's Chief Executive Officer shall be granted to Levinas as well, including bonuses and stock options.