Form 10QSB
period 2005-03-31
DATIGEN COM INC
filed 2005-05-23
CIK 1086082

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarter ended March 31, 2005

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from _____ to _____

                         Commission File Number: 0-26027

                                DATIGEN.COM, INC.
                                -----------------
        (Exact name of small business issuer as specified in its charter)

           Utah                                            87-0626333
           -----                                           ----------
  (State of incorporation)                          (IRS Employer ID Number)

                                207 Piaget Avenue
                                Clifton, NJ 07011
                                -----------------
                    (Address of principal executive offices)

                                 (973) 340-6000
                                 --------------
                           (Issuer's telephone number)

              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ X ] NO [ ]

Number of shares of common stock outstanding as of May 18, 2005:42,682,855 shares of common stock.

Transitional Small Business Format           Yes  [  ]      No  [ X ]

                                TABLE OF CONTENTS

                                                                          Page
                                                                          ----
PART I
Item 1. Financial Statements
Item 2. Management's Discussion and Analysis or Plan of Operation
Item 3 Controls and Procedures
PART II
Item 1.  Legal Proceedings
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 3. Defaults Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits

                         PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements.

                                DATIGEN.COM, INC.

                              FINANCIAL STATEMENTS

                      MARCH 31, 2005 AND DECEMBER 31, 2004

                                DATIGEN.COM, INC.
                                 Balance Sheets

                                     ASSETS

                                                                                  March 31,        December 31,
                                                                                    2005               2004
                                                                                -----------        -----------
                                                                                (Unaudited)
CURRENT ASSETS

     Cash                                                                       $   283,509        $    58,132
     Accounts receivable                                                                882                 --
     Inventory                                                                       60,292                 --
     Advance on asset purchase                                                           --            120,000
                                                                                -----------        -----------

           Total Current Assets                                                     344,683            178,132
                                                                                -----------        -----------

FIXED ASSETS, NET                                                                    65,378                 --
                                                                                -----------        -----------

OTHER ASSETS
     Goodwill                                                                     2,605,438                 --
                                                                                -----------        -----------

           TOTAL ASSETS                                                         $ 3,015,499        $   178,132
                                                                                ===========        ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

     Accounts payable and accrued expenses                                      $    10,157        $     1,525
                                                                                -----------        -----------

           Total Current Liabilities                                                 10,157              1,525
                                                                                -----------        -----------

           TOTAL LIABILITIES                                                         10,157              1,525
                                                                                -----------        -----------

STOCKHOLDERS' EQUITY (DEFICIT)

     Common stock, no par value; 50,000,000 shares authorized; 50,814,606
       and 36,517,856 shares issued and outstanding, respectively                 4,328,220          1,092,782
     Accumulated Deficit                                                         (1,322,878)          (916,175)
                                                                                -----------        -----------

           Total Stockholders' Equity (Deficit)                                   3,005,342            176,607
                                                                                -----------        -----------

           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                 $ 3,015,499        $   178,132
                                                                                ===========        ===========

              The accompanying notes are an integral part of these
                         condensed financial statements.

                                DATIGEN.COM, INC.
                            Statements of Operations
                                   (Unaudited)

                                                               For the Three
                                                               Months Ended
                                                                 March 31,
                                                      --------------------------------
                                                          2005                2004
                                                      ------------        ------------
REVENUES                                              $      2,222        $    263,911

COST OF GOODS SOLD                                           8,536              98,043
                                                      ------------        ------------

       GROSS PROFIT                                         (6,314)            165,868
                                                      ------------        ------------

OPERATING EXPENSES

       General and administrative                          399,281              66,528
       Income taxes                                             --              31,055
       Depreciation                                          1,108                  --
                                                      ------------        ------------

              Total Expenses                               400,389              97,583
                                                      ------------        ------------

LOSS FROM OPERATIONS                                      (406,703)             68,285
                                                      ------------        ------------

OTHER INCOME (EXPENSES)

       Interest income                                          --               8,393
                                                      ------------        ------------

              Total Other Income (Expenses)                     --               8,393
                                                      ------------        ------------

NET INCOME (LOSS)                                         (406,703)             76,678
                                                      ------------        ------------

       Preferred stock dividend from beneficial
         conversion feature                                     --                  --
                                                      ------------        ------------

NET INCOME (LOSS) APPLICABLE TO
  COMMON SHAREHOLDERS                                 $   (406,703)       $     76,678
                                                      ============        ============

BASIC INCOME (LOSS) PER SHARE                         $      (0.01)       $       0.10
                                                      ============        ============

BASIC WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                                    38,060,252             745,566
                                                      ============        ============

              The accompanying notes are an integral part of these
                         condensed financial statements.

                               DATIGEN.COM, INC.
                            Statements of Cash Flows
                                  (Unaudited)

                                                                           For the Three
                                                                           Months Ended
                                                                             March 31,
                                                                   --------------------------
                                                                     2005              2004
                                                                   ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES

      Net income (loss)                                            $(406,703)       $  76,678
      Adjustments to reconcile net loss to
        net cash used by operating activities:
             Common stock issued for services                        150,000               --
             Depreciation and amortization                             1,108            4,469
             Sale of franchises                                           --          (95,000)
             Deferred income tax expense                                  --           31,055
      Changes in operating assets and liabilities:
             Increase in franchise notes receivable                       --           (3,000)
             Increase in accounts receivable                            (882)         (49,463)
             Decrease in inventories                                 (60,292)          31,782
             Decrease in other assets                                120,000            5,567
             Increase (decrease) in accounts payable                   8,632               --
             Increase (decrease) in accrued expenses                      --           (4,327)
             Increase (decrease) in customer deposits                     --           (5,000)
                                                                   ---------        ---------

                   Net Cash Used by Operating Activities            (188,137)          (7,239)
                                                                   ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES

             Purchase of equipment                                   (66,486)              --
                                                                   ---------        ---------

                   Net Cash Used by Investing Activities             (66,486)              --
                                                                   ---------        ---------

CASH FLOWS FROM FINIANCING ACTIVITIES

             Common stock issued for cash                            480,000               --
             Redemption and retirement of common stock                    --         (169,375)
                                                                   ---------        ---------

                   Net Cash Provided by Financing Activities         480,000         (169,375)
                                                                   ---------        ---------

             NET DECREASE IN CASH                                    225,377         (176,614)

             CASH AT BEGINNING OF PERIOD                              58,132          344,442
                                                                   ---------        ---------

             CASH AT END OF PERIOD                                 $ 283,509        $ 167,828
                                                                   =========        =========

              The accompanying notes are an integral part of these
                         condensed financial statements.

                               DATIGEN.COM, INC.
                      Statements of Cash Flows (Continued)
                                  (Unaudited)

                                                             For the Three
                                                              Months Ended
                                                               March 31,
                                                    ----------------------------
                                                       2005              2004
                                                    ----------        ---------

SUPPLIMENTAL DISCLOSURES OF
      CASH FLOW INFORMATION

             Common stock issued for services       $  150,000          $ --
             Common stock issued for goodwill        2,605,438            --

              The accompanying notes are an integral part of these
                         condensed financial statements.

                                DATIGEN.COM, INC.
                   Notes to the Condensed Financial Statements
                      March 31, 2005 and December 31, 2004

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

      The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2005, and for all periods presented herein, have been made.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2004 audited financial statements. The results of operations for the periods ended March 31, 2005 and 2004 are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

      The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has recently shifted the focus of its operations, and has not yet established sufficient revenues from the new operations to fully cover its operating costs and allow it to continue as a going concern. Historically, the Company has an accumulated deficit of $1,322,878 at March 31, 2005, which raises substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operation. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

      In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plans to obtain such resources for the Company include (1) obtaining capital through equity offerings sufficient to meet its minimal operating expenses, and
      (2) streamlining marketing and promotion of its newer product line to increase sales. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

                                DATIGEN.COM, INC.
                   Notes to the Condensed Financial Statements
                      March 31, 2005 and December 31, 2004

NOTE 2 - GOING CONCERN (Continued)

      The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 - EQUITY ACTIVITY

      During the three months ended March 31, 2005, the Company issued 2,225,000 shares of its common stock to various unrelated investors for an aggregate cash inflow of $290,000. Additionally, the Company issued 750,000 shares of common stock at $0.20 per share for services rendered during the period. The Company also received $300,000 in cash as payment for common shares to be issued at $0.20 per share. This $300,000 has been classified as "stock subscriptions payable" in these financial statements.

      The Company is currently raising capital through the sale of equity units, each unit consisting of one share of common stock, one Class A warrant giving the holder the right to purchase 1 share of stock at $0.45, which is exercisable for 1 year from the date of issuance, and one Class B warrant giving the holder the right to purchase 1 share of stock for
      $0.75, which is exercisable for 3 years. Each unit is being offered for $0.20 per unit. As of March 30, 2005, the Company has received subscriptions totaling an aggregate of $204,914 in net proceeds representing the issuance of 1,025,000 units. The units are being offered and issued pursuant to Regulation S promulgated by the Securities and Exchange Commission.

NOTE 4 - SIGNIFICANT EVENTS

      Battery Brain Asset Purchase

      On December 15, 2004, the Company entered into a binding Letter of Intent with Purisys, Inc., which provided, among other things, for the sale to the Company of all of the assets constituting the "Battery Brain" product owned by Purisys. In connection with the Letter of Intent, the Company advanced $120,000 towards payment of the purchase price in December, 2004. The Company completed the acquisition of the Battery Brain product from Purisys in March 2005.

                                DATIGEN.COM, INC.
                   Notes to the Condensed Financial Statements
                      March 31, 2005 and December 31, 2004

NOTE 4 - SIGNIFICANT EVENTS (Continued)

      Battery Brain Asset Purchase (Continued)

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

                                DATIGEN.COM, INC.
                   Notes to the Condensed Financial Statements
                      March 31, 2005 and December 31, 2004

NOTE 4 - SIGNIFICANT EVENTS (Continued)

      Battery Brain Asset Purchase (Continued)

      The purchased assets did not initially include the inventory which existed as of March 23, 2005 or the molds for the Battery Brain (which are currently in Italy and China). On March 31, 2005, the agreement was amended and the Company purchased the molds for $66,487 and the inventory for $68,827.

      The only liabilities assumed by the Company in the transaction are (i) the warranties and service of any Battery Brain products sold prior to the execution and delivery of the Agreement, (ii) any potential claims made by a person who alleges that he assisted in developing the Battery Brain product and (iii) any taxes incurred as a result of the Agreement.

NOTE 5 - SUBSEQUENT EVENTS

      In April 2005, the Company determined that 10,421,750 shares of its common stock were due to Aharon Levinas under the terms of the purchase agreement for Purisys. The shares are shown as outstanding in the accompanying financial statements. The shares were valued at $0.25 per share and the value was recorded as Goodwill.

      Also in April 2005, the Company certificated 1,500,000 shares of its common stock for which the proceeds were received in the first quarter of 2005, which are shown as outstanding in the accompanying financial statements. The Company also issued another 1,175,000 shares for cash of $230,000 received subsequent to March 31, 2005.

Item 2.     Management's Discussion and Analysis or Plan of Operations.

Forward-Looking Statements

The following discussion should be read in conjunction with the financial statements of Datigen.com, Inc. (the "Company"), which are included elsewhere in this Form 10-QSB. This Quarterly Report on Form 10-QSB contains forward-looking information. Forward-looking information includes statements relating to future actions, future performance, costs and expenses, interest rates, outcome of contingencies, financial condition, results of operations, liquidity, business strategies, cost savings, objectives of management, and other such matters of the Company. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking information to encourage companies to provide prospective information about themselves without fear of litigation so long as that information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information. Forward-looking information may be included in this Quarterly Report on Form 10-QSB or may be incorporated by reference from other documents filed with the Securities and Exchange Commission (the "SEC") by the Company. You can find many of these statements by looking for words including, for example, "believes," "expects," "anticipates," "estimates" or similar expressions in this Quarterly Report on Form 10-QSB or in documents incorporated by reference in this Quarterly Report on Form 10-QSB. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information or future events.

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

General

The Company was formed in 1999 as an Utah corporation. Until November, 2004, the Company had been involved in various activities, including the development and marketing of various internet and internet related products and services, investment in trust deed notes secured by real property, and providing of concrete cutting and finishing services to persons seeking to comply with certain provisions of the American Disability Act of 1991 that require the removal of "trips hazards" from public sidewalks and ramps.

In November, 2004, a majority of the Company's common stock was purchased by Amir Uziel and six other non-affiliated individuals, and the Company's then directors and officers resigned and were replaced by Mr. Uziel. Subsequent to such change in control, the Company ceased all business operations. Instead, the Company focused on purchasing from Purisys, Inc. ("Purisys"), a New Jersey corporation, the assets related to a product known as the Battery Brain, including, without limitation, the intellectual property, goodwill, and certain of the equipment relating to the Battery Brain (the "Battery Brain Assets"), so that the Company could engage in the manufacturing, distribution, and sale of the Battery Brain. Such purchase was completed on March 23, 2005.

The Battery Brain is a device that is attached to a motor vehicle battery for the purpose of protecting the vehicle from battery failure and theft. It is a small, box-shaped device, whose size and weight is comparable to that of a cellular phone. It attaches to the battery of a motor vehicle and performs two principal functions for the motor vehicle: prevention of battery failure and protection from theft. If the Battery Brain is attached to a car battery, and the car's operator leaves the lights on while the car is turned off, the Battery Brain will prevent the battery from failing, so that the car can be started again without having to recharge such battery. It works by preventing a battery from becoming drained below the level necessary for the battery to function. The Battery Brain is able to detect when the battery has reached such point and, upon such detection, it automatically disconnects the power from the battery so that the battery will not be drained any further. In addition, the Battery Brain protects the vehicle from being stolen by stopping the battery from powering the engine while the car is turned off, thereby preventing a potential thief from "hot wiring" the engine, a procedure commonly used by thieves to turn on the vehicle's engine without an engine key. The Battery Brain can be used on all types of motor vehicles, from passenger cars to light trucks to heavy trucks, buses, tractors, RVs, motorcycles, boats, handicap vehicles or any other motor vehicles that rely on batteries.

Plan of Operation

As of March 31, 2005, the Company had minimal business operations, revenues, or assets. Over the next twelve months, the Company intends to engage in the manufacture, distribution and sale of the Battery Brain. The Company is expanding engineering, manufacturing and warehouse capabilities, building a global distribution network, developing processes procedures and controls for contracting, inventory management and distribution agreements.

Results of Operation

For the three months ended March 31, 2005, the Company had minimal business operations. The operations purchased from Purisys on March 23 produced minimal revenues in the last week of March. The Company had no revenues in the quarter from the Trip Hazard assets sold on November 8, 2004 and $2,222 in sales of Battery Brain for the last week of March.

The Company's operating expenses consist primarily of consulting costs. The Company used consulting resources to help develop strategy, screen and recruit key executives, fill interim management positions and complete the acquisitions of the Purisys assets. The Company's operating expenses for the three months ended March 31, 2005 were $399,281 as compared with $66,528 for the three months ended March 31, 2004. Such increase in operating expenses was primarily attributable to the transformation of the business from an inactive shell to an operating business. The new expenses include consulting fees of $374,680 which were paid to help the Company begin sales of the Battery Brain product.

Off Balance Sheet Arrangements

The Company does not have any off balance sheet arrangements.

Liquidity and Capital

The Company intends to finance its operations by proceeds received from an ongoing private placement of shares of common stock for $0.15 per share and an ongoing private placement of units for $0.20 per unit, each unit consisting of one share of common stock, one Class A warrant giving the holder the right to purchase 1 share of stock at $0.45, which is exercisable for 1 year from the date of issuance, and one Class B warrant giving the holder the right to purchase 1 share of stock for $0.75, which is exercisable for 3 years. As of May 18, 2005, the Company has received an aggregate of $1,147,230 in net proceeds in connection with such private placements. The Company believes that the proceeds received from the private placements will be sufficient to satisfy the Company's cash requirements for the next twelve (12) months.

Item 3.     Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our Chief Executive Officer has reviewed the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) within the last ninety days and have concluded that the disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner.

 Changes in Internal Controls over Financial Reporting

Our internal controls, processes and procedures are being developed to support a Global Manufacturing and Distribution operation. This expansion of the business model purchased from Purisys, a one man business run by the inventor requires us to build our controls processes and procedures as we build our capability to manufacture, market and distribute the Battery Brain product.

We have established and installed a new financial system, established a new inventory management process, reviewing all distribution contracts for compliance and we are adding key personnel to our management team. These activities are designed to expand our internal control capabilities prior to the planned expansion of our business.

                           PART II. OTHER INFORMATION

Item 1.     Legal Proceedings.

No legal proceedings are pending against the Company or any of its officers or directors, and we have no knowledge that any such proceedings are threatened.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

An amount of $4,950 was received by the Company in January 2005 relating to the purchase by a non-U.S. citizen of 66,667 shares at a per share purchase price of $0.075 per share and an additional net amount of $19,975 relating to the purchase by another non-U.S. citizen in March 2005 of 533,333 shares of common stock at a per share purchase price of $0.15 per share. The shares were offered and issued pursuant to Regulation S promulgated by the Securities and Exchange Commission.

The Company is also raising capital through a private placement of units, each unit consisting of one share of common stock, one Class A warrant giving the holder the right to purchase 1 share of stock at $0.45, which is exercisable for 1 year from the date of issuance, and one Class B warrant giving the holder the right to purchase 1 share of stock for $0.75, which is exercisable for 3 years. Each unit is being offered for $0.20 per unit. As of March 31, 2005, the Company has received subscriptions totaling an aggregate of $204,914 in net proceeds representing the issuance of 1,025,000 units. The units are being offered and issued pursuant to Regulation S promulgated by the Securities and Exchange Commission. The private placement is ongoing, and issuances of units made subsequent to March 31, 2005 are fully described in the Company's Current Report on Form 8-K, filed with the SEC on April 22, 2005.

Purchases of equity securities by the issuer and affiliated purchasers.

None.

Item 3.     Defaults Upon Senior Securities.

None.

Item 4.     Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

Item 5.     Other Information.

Effective May 24, 2005 Datigen.com, Inc ("the Registrant") and Edward Braniff entered into and employment agreement pursuant to which Braniff is to be employed by the Registrant as its Chief Financial Officer. As compensation for his services, Braniff shall receive $140,000, as base salary, an annual bonus of $50,000 based on performance and options for 1,000,000 shares at $ .05 .

Mr. Braniff worked for AT&T for 27 years, he has a strong operational background, having held finance positions in Regulatory reporting, Assistant Treasurer, Assistant Controller and the CFO for International and Operational Divisions. Since leaving AT&T in 1998 Mr. Braniff has worked as a consultant to major corporations. He has been the CFO and then the COO for The Global TeleExchange in Virginia, (1999-2000). The Cedar Group PLC (2001-2003),a British based Public Company providing global software and consulting services. Ed helped lead this business through consolidation, restructuring and refinancing efforts and was a board member in 2003.

Since 2003 Mr. Braniff has run his own consulting company Braniff & Associates.

Item 6.     Exhibits

---------------- -------------------------------------------- -----------------------------------------------
  Exhibit No.                    Description                                   Where Found
  -----------                    -----------                                   -----------
---------------- -------------------------------------------- -----------------------------------------------
3.1              Articles of Incorporation                    Previously    filed    with   the    Company's
                                                              Registration  Statement  on Form 10-SB,  filed
                                                              with the SEC on May 11, 1999
---------------- -------------------------------------------- -----------------------------------------------
3.2              Bylaws                                       Previously    filed    with   the    Company's
                                                              Registration  Statement  on Form 10-SB,  filed
                                                              with the SEC on May 11, 1999
---------------- -------------------------------------------- -----------------------------------------------
4.1              Class A Warrant                              Previously  filed  with the  Company's  Annual
                                                              Report on Form  10-KSB,  filed with the SEC on
                                                              April 11, 2005
---------------- -------------------------------------------- -----------------------------------------------
4.2              Class B Warrant                              Previously  filed  with the  Company's  Annual
                                                              Report on Form  10-KSB,  filed with the SEC on
                                                              April 11, 2005
---------------- -------------------------------------------- -----------------------------------------------
10.1             Asset Purchase  Agreement dated as of March  Previously  filed with the  Company's  Current
                 23, 2005 among the Company,  Purisys,  Inc.  Report  on Form  8-K,  filed  with  the SEC on
                 and Aharon Y. Levinas                        March 28, 2005
---------------- -------------------------------------------- -----------------------------------------------
10.2             Form of Regulation S Subscription Agreement  Previously  filed with the  Company's  Current
                                                              Report  on Form  8-K,  filed  with  the SEC on
                                                              December 30, 2004
---------------- -------------------------------------------- -----------------------------------------------
10.3             Revised Employment Agreement(Levinas)        Attached Hereto
---------------- -------------------------------------------- -----------------------------------------------
10.4             Revised Employment Agreement(Chaney)         Attached Hereto
---------------- -------------------------------------------- -----------------------------------------------
10.05            Revised Employment Agreement (Braniff)       Attached Hereto
---------------- -------------------------------------------- -----------------------------------------------
31.1             Rule 13a-14(a)/15d14(a)                      Attached Hereto
                 Certifications
---------------- -------------------------------------------- -----------------------------------------------
31.2             Rule 13a-14(a)/15d14(a)                      Attached Hereto
                 Certifications
---------------- -------------------------------------------- -----------------------------------------------
32.              Section 1350 Certifications                  Attached Hereto
---------------- -------------------------------------------- -----------------------------------------------

                                   SIGNATURES

            In accordance with to requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       DATIGEN.COM, INC.

Dated: May 20, 2005                    By:         /s/ Jerome Chaney
                                                   -----------------
                                       Name:       Jerome Chaney
                                       Title:      Chief Executive
                                                   (Principal Executive Officer)