Form 10QSB
period 2005-06-30
DATIGEN COM INC
filed 2005-08-04
CIK 1086082

U.S. SECURITIES AND EXCHANGE
                                   COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarter ended June 30, 2005

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

                                 (973) 340-6000
                           (Issuer's telephone number)

              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Number of shares of common stock outstanding as of August 2, 2005: 57,404,605 shares of common stock.

Transitional Small Business Format Yes [ ] No [X]

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I
Item 1. Financial Statements                                                  1
Item 2. Management's Discussion and Analysis or Plan of Operation             8
Item 3  Controls and Procedures                                              11
PART II
Item 1. Legal Proceedings                                                    12
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds          12
Item 3. Defaults Upon Senior Securities                                      12
Item 4. Submission of Matters to a Vote of Security Holders                  12
Item 5. Other Information                                                    13
Item 6. Exhibits                                                             13

                         PART I - FINANCIAL INFORMATION


Item  1. Financial Statements.


                                DATIGEN.COM, INC.


                              FINANCIAL STATEMENTS


                       JUNE 30, 2005 AND DECEMBER 31, 2004

                                DATIGEN.COM, INC.
                                 Balance Sheets


                                     ASSETS
                                     ------

                                                                                 June 30,          December 31,
                                                                                   2005                2004
                                                                             ----------------    ----------------
                                                                                (Unaudited)
CURRENT ASSETS
      Cash                                                                   $        572,666    $         58,132
      Accounts receivable                                                              25,224                  --
      Inventory                                                                        66,546                  --
      Prepaid expenses                                                                109,059                  --
      Advance on asset purchase                                                            --             120,000
                                                                             ----------------    ----------------

             Total Current Assets                                                     773,495             178,132
                                                                             ----------------    ----------------

FIXED ASSETS, NET                                                                      90,093                  --
                                                                             ----------------    ----------------

OTHER ASSETS
      Other assets                                                                     14,431                  --
      Goodwill                                                                      2,605,438                  --
                                                                             ----------------    ----------------

             Total Other Assets                                                     2,619,869
                                                                             ----------------    ----------------

             TOTAL ASSETS                                                    $      3,483,457    $        178,132
                                                                             ================    ================

                      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                      ----------------------------------------------

CURRENT LIABILITIES
      Accounts payable and accrued expenses                                  $         33,461    $          1,525
                                                                             ----------------    ----------------

             Total Current Liabilities                                                 33,461               1,525
                                                                             ----------------    ----------------

             TOTAL LIABILITIES                                                         33,461               1,525
                                                                             ----------------    ----------------

STOCKHOLDERS' EQUITY (DEFICIT)

      Common stock, no par value; 50,000,000 shares authorized; 56,441,272
        and 36,517,856 shares issued and outstanding, respectively                  5,106,220           1,092,782
      Accumulated Deficit                                                          (1,656,224)           (916,175)
                                                                             ----------------    ----------------

             Total Stockholders' Equity (Deficit)                                   3,449,996             176,607
                                                                             ----------------    ----------------

             TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)            $      3,483,457    $        178,132
                                                                             ================    ================


              The accompanying notes are an integral part of these
                        condensed financial statements.

                                DATIGEN.COM, INC.
                            Statements of Operations
                                   (Unaudited)

                                                          For the Three                        For the Six
                                                          Months Ended                         Months Ended
                                                            June 30,                             June 30,
                                                   -----------------------------      -------------------------------
                                                        2005             2004            2005                 2004
                                                   ------------       ----------      ------------       ------------
REVENUES                                           $     35,609       $       --      $     37,831       $         --

COST OF GOODS SOLD                                        3,501               --            12,037                 --
                                                   ------------       ----------      ------------       ------------
       GROSS PROFIT                                      32,108               --            25,794                 --
                                                   ------------       ----------      ------------       ------------
OPERATING EXPENSES

       General and administrative                       362,382               --           761,663                 --
       Depreciation                                       3,324               --             4,432                 --
                                                   ------------       ----------      ------------       ------------
              Total Expenses                            365,706               --           766,095                 --
                                                   ------------       ----------      ------------       ------------
INCOME (LOSS) FROM OPERATIONS                          (333,598)              --          (740,301)                --
                                                   ------------       ----------      ------------       ------------
OTHER INCOME (EXPENSES)

       Interest income                                      252               --               252                 --
                                                   ------------       ----------      ------------       ------------
              Total Other Income (Expenses)                 252               --               252                 --
                                                   ------------       ----------      ------------       ------------
NET (LOSS) CONTINUING OPERATIONS                       (333,346)              --          (740,049)                --

DISCONTINUED OPERATIONS                                      --           (7,575)               --             69,103
                                                   ------------       ----------      ------------       ------------
NET INCOME (LOSS)                                  $   (333,346)      $   (7,575)     $   (740,049)      $     69,103
                                                   ============       ==========      ============       ============

BASIC INCOME (LOSS) PER SHARE                      $      (0.01)      $    (0.01)     $      (0.02)      $       0.10
                                                   ============       ==========      ============       ============

BASIC INCOME (LOSS) PER SHARE                      $      (0.01)      $    (0.01)     $      (0.02)      $       0.10
                                                   ============       ==========      ============       ============

BASIC WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                                 54,809,642          653,870        46,268,963            699,581
                                                   ============       ==========      ============       ============

FULLY DILUTED WEIGHTED AVERAGE
  NUMBER OF SHARES OUTSTANDING                       54,809,642          653,870        46,268,963            700,801
                                                   ============       ==========      ============       ============

              The accompanying notes are an integral part of these
                        condensed financial statements.

                                DATIGEN.COM, INC.
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                           For the Six
                                                                                           Months Ended
                                                                                             June 30,
                                                                                 ---------------------------------
                                                                                      2005                2004
                                                                                 --------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES
       Net income (loss)                                                         $     (740,049)    $       69,103
       Adjustments to reconcile net loss to
         net cash used by operating activities:
               Common stock issued for services                                         150,000                 --
               Depreciation and amortization                                              4,432             10,437
               Bad debt expense                                                              --             31,098
               Deferred income tax expense                                                   --             28,054
       Changes in operating assets and liabilities:
               (Increase) in franchise notes receivable                                      --            (94,727)
               (Increase) decrease in accounts receivable                               (25,224)           (16,241)
               (Increase) decrease in inventories                                       (66,546)            24,398
               (Increase) decrease in prepaid expenses                                   10,940              5,492
               Increase (decrease) in accounts payable and accrued expenses              31,936             (4,327)
               Increase (decrease) in customer deposits                                      --             (5,000)
                                                                                 --------------     --------------

                      Net Cash Used by Operating Activities                            (634,511)            48,287
                                                                                 --------------     --------------

CASH FLOWS FROM INVESTING ACTIVITIES

               Payment for deposits, trademarks and web site                            (14,430)                --
               Purchase of equipment                                                    (94,525)                --
                                                                                 --------------     --------------

                      Net Cash Used by Investing Activities                            (108,955)                --
                                                                                 --------------     --------------

CASH FLOWS FROM FINIANCING ACTIVITIES

               Common stock issued for cash                                           1,258,000                 --
               Redemption and retirement of common stock                                     --           (286,526)
                                                                                 --------------     --------------

                      Net Cash Provided by Financing Activities                       1,258,000           (286,526)
                                                                                 --------------     --------------

               NET DECREASE IN CASH                                                     514,534           (238,239)

               CASH AT BEGINNING OF PERIOD                                               58,132            344,442
                                                                                 --------------     --------------

               CASH AT END OF PERIOD                                             $      572,666     $      106,203
                                                                                 ==============     ==============


              The accompanying notes are an integral part of these
                        condensed financial statements.

                                DATIGEN.COM, INC.
                      Statements of Cash Flows (Continued)
                                   (Unaudited)


                                                                                           For the Six
                                                                                           Months Ended
                                                                                             June 30,
                                                                                 ---------------------------------
                                                                                      2005                2004
                                                                                 --------------     --------------
SUPPLIMENTAL DISCLOSURES OF
       CASH FLOW INFORMATION

Cash Paid For:

               Interest                                                          $           --     $           --
               Income taxes                                                      $           --     $           --

Non Cash Financing Activities
               Common stock issued for services                                  $      150,000     $           --
               Common stock issued for goodwill                                       2,605,438                 --


              The accompanying notes are an integral part of these
                        condensed financial statements.

                                DATIGEN.COM, INC.
                   Notes to the Condensed Financial Statements
                       June 30, 2005 and December 31, 2004


NOTE  1 - CONDENSED FINANCIAL STATEMENTS

      The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2005, and for all periods presented herein, have been made.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2004 audited financial statements. The results of operations for the periods ended June 30, 2005 and 2004 are not necessarily indicative of the operating results for the full years.

NOTE  2 - GOING CONCERN

      The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has recently shifted the focus of its operations, and has not yet established sufficient revenues from the new operations to fully cover its operating costs and allow it to continue as a going concern. Historically, the Company has an accumulated deficit of $1,656,224 at June 30, 2005, which raises substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operation. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

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

                                DATIGEN.COM, INC.
                   Notes to the Condensed Financial Statements
                       June 30, 2005 and December 31, 2004


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

NOTE  3 - EQUITY ACTIVITY

      During the three months ended June 30, 2005, the Company issued 5,481,666 shares of its common stock to various unrelated investors for an aggregate cash inflow of $778,000. Additionally, the Company issued 145,000 shares of common stock at $0.20 per share for services rendered during the period.

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

      The Company has issued 56,441,272 common shares but it has only authorized. 50,000,000 shares. The excess shares remain uncertificated. The Company intends to file amended articles of incorporation to authorized additional shares as soon as it is practical to call a shareholder meeting.

NOTE  4 - DISCONTINUED OPERATIONS

      In January 2005, the Company determined to discontinue its trip hazard removal and concrete cutting business. In March 2005, the Company purchased the business of Purisys Systems and began the sales of battery control devices for motor vehicles. Accordingly all operations prior to 2005 have been reclassified as discontinued operations and are shown net of income taxes.

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

General

The Company was formed in 1999 as a Utah corporation. Until November, 2004, the Company had been involved in various activities, including the development and marketing of various internet and internet related products and services, investment in trust deed notes secured by real property, and providing of concrete cutting and finishing services to persons seeking to comply with certain provisions of the American Disability Act of 1991 that require the removal of "trips hazards" from public sidewalks and ramps.

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

Plan of Operation

As of June 30, 2005, the Company had minimal business operations, revenues, or assets. Over the next twelve months, the Company intends to engage in the manufacture, distribution and sale of the Battery Brain. The Company is expanding engineering, manufacturing and warehouse capabilities, building a global distribution network, developing processes procedures and controls for contracting, inventory management and distribution agreements.

Results of Operation

Three-Months Ended June 30, 2005
--------------------------------

For the three months ended June 30, 2005, the Company had minimal business operations. The Company recorded revenues of $35,609 during the second quarter of 2005 from the sales of its Battery Brain product. The cost of sales for the Battery Brain was $3,501 in the second quarter of 2005. The Company revenues and cost of sales in the corresponding quarter of 2004 related to its discontinued operations.

The Company's second quarter operating expenses consist primarily of consulting costs. The Company incurred consulting fees of $135,320 to help develop strategy, screen and recruit key executives, fill interim management positions and complete the acquisitions of the Battery Brain Assets. The Company also paid $64,851 in marketing and advertising expense during the quarter. The marketing and advertising costs were related to developing a marketing plan and marketing materials for the Company. During the quarter the Company hired its first full time employees in relation to the Battery Brain business. The Company incurred $56,923 in wages to these employees. Also the Company paid or accrued significant legal and accounting fees as it completed the necessary SEC filings and audits for the purchase of the Battery Brain business. The Company's total operating expenses for the three months ended June 30, 2005 were $365,706. ???All of the operating expenses for the three months ended June 30, 2004 related to its discontinued operations.

The Company recorded a net loss of $333,346 or $0.01 per share for the second quarter of 2005 compared to a loss of $7,575 or $0.01 per share in the same quarter of 2004 from its discontinued operations.

Six-Months Ended June 30, 2005
------------------------------

For the six months ended June 30, 2005, the Company had minimal business operations. The Company recorded revenues of $37,832 during the first half of 2005 from the sales of its Battery Brain product. The cost of sales for the Battery Brain was $12,037 in the first six months of 2005. The Company revenues and cost of sales in the corresponding quarter of 2004 related to its discontinued operations.

The Company's operating expenses for the six month period ended June 30, 2005 consisted primarily of consulting costs. The Company incurred consulting fees of $510,010 to help develop strategy, screen and recruit key executives, fill interim management positions and complete the acquisitions of the Purisys assets. The Company also paid $64,851 in marketing and advertising expense during the six month period ended June 30, 2005. The marketing and advertising costs were related to developing a marketing plan and marketing materials for the Company. During the six month period ended June 30, 2005, the Company hired its first full time employees in relation to the Battery Brain business. The Company incurred $56,923 in wages to these employees. Also the Company paid or accrued significant legal and accounting fees as it completed the necessary SEC filings and audits for the purchase of the Battery Brain business. The Company's total operating expenses for the six months ended June 30, 2005 were $766,096. All of the operating expenses for the six months ended June 30, 2004 related to its discontinued operations.

The Company recorded a net loss of $740,049 or $0.01 per share for the first half of 2005 compared to an income of $69,103 or $0.10 per share in the same period of 2004 from its discontinued operations.

Off Balance Sheet Arrangements

The Company does not have any material off balance sheet arrangements.

Liquidity and Capital

The Company intends to finance its operations by proceeds received from an ongoing private placement of units for $0.20 per unit, each unit consisting of one share of common stock, one Class A warrant giving the holder the right to purchase 1 share of stock at $0.45, which is exercisable for 1 year from the date of issuance, and one Class B warrant giving the holder the right to purchase 1 share of stock for $0.75, which is exercisable for 3 years. As of June 30, 2005, the Company received an aggregate of $1,292,003.90 as consideration for the sale of 5,840,000 units and an additional 866,666 shares which were previously sold in a private placement of common shares for $0.15 per share.. The Company had $572,666 on hand as of June 30, 2005 and believes that the proceeds received from the private placements will be sufficient to satisfy the Company's cash requirements for the next twelve (12) months.

Item  3. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our Chief Financial Officer has reviewed the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) within the end of the period covered by the Quarterly Report on Form 10-QSB and have concluded that the disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner.

Changes in Internal Controls over Financial Reporting

Our internal controls, processes and procedures are being developed to support a global manufacturing and distribution operation. This expansion of the business model purchased from Purisys, a one man business run by the inventor, requires us to build our internal controls processes and procedures as we build our capability to manufacture, market, and distribute the Battery Brain product.

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

Item  2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Purchases of equity securities by the issuer and affiliated purchasers.
-----------------------------------------------------------------------

None.

Item  3. Defaults Upon Senior Securities.

None.

Item  4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the period covered by this report.

Item  5. Other Information.

None.

Item  6. Exhibits

---------------- -------------------------------------------- -----------------------------------------------
  Exhibit No.                    Description                                   Where Found
---------------- -------------------------------------------- -----------------------------------------------
3.1              Articles of Incorporation                    Previously    filed    with   the    Company's
                                                              Registration  Statement  on Form 10-SB,  filed
                                                              with the SEC on May 11, 1999
---------------- -------------------------------------------- -----------------------------------------------
3.2              Bylaws                                       Previously    filed    with   the    Company's
                                                              Registration  Statement  on Form 10-SB,  filed
                                                              with the SEC on May 11, 1999
---------------- -------------------------------------------- -----------------------------------------------
31.1             Rule 13a-14(a)/15d14(a)                      Attached Hereto
                 Certifications
---------------- -------------------------------------------- -----------------------------------------------
32.1             Section 1350 Certifications                  Attached Hereto
---------------- -------------------------------------------- -----------------------------------------------

                                   SIGNATURES

      In accordance with to requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 DATIGEN.COM, INC.


Dated: August  3, 2005               By:         /s/ Edward Braniff
                                                 ------------------
                                     Name:       Edward Braniff
                                     Title:      Chief Financial Officer
                                                 (Principal Executive and
                                                  Financial Officer)