Form 10QSB/A
period 2005-03-31
DATIGEN COM INC
filed 2005-08-11
CIK 1086082

U.S. SECURITIES AND EXCHANGE
                        COMMISSION Washington, D.C. 20549

                                  FORM 10-QSB/A

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

                            (973) 340-6000 (Issuer's
                            ------------------------
                                telephone number)

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

Transitional Small Business Format      Yes [_] No [X]

                                EXPLANATORY NOTE

WE ARE FILING THIS AMENDMENT NO. 1 TO OUR QUARTERLY REPORT ON FORM 10-QSB FOR THE QUARTER ENDED MARCH 31, 2005 TO RESPOND TO CERTAIN COMMENTS RECEIVED BY US FROM THE STAFF OF THE SECURITIES AND EXCHANGE COMMISSION. OUR FINANCIAL POSITION AND RESULTS OF OPERATIONS FOR THE PERIODS PRESENTED HAVE NOT BEEN RESTATED FROM THE FINANCIAL POSITION AND RESULTS OF OPERATIONS ORIGINALLY REPORTED.

FOR CONVENIENCE AND EASE OF REFERENCE, WE ARE ONLY FILING THE FINANCIALS OF THIS QUARTERLY REPORT WITH THE APPLICABLE CHANGES. ACCORDINGLY, THIS AMENDMENT NO. 1 TO SUCH REPORT SHOULD BE READ IN CONJUNCTION WITH OUR QUARTERLY REPORT FOR THE QUARTER ENDED MARCH 31, 2005 AND WITH OUR SUBSEQUENT FILINGS WITH THE SEC.


ITEM 3. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company's management as of the end of the period covered by this Quarterly Report on Form 10-QSB/A, the Company's chief financial officer has concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (Exchange Act) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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


                                     DATIGEN.COM, INC.


Dated:  August 10, 2005              By:    /s/ Edward Braniff
                                            ------------------
                                     Name:  Edward Braniff
                                     Title: Chief Financial Officer
                                            (Principal Executive and
                                            Financial Officer)

                                DATIGEN.COM, INC.
                          (A Development Stage Company)
                                 Balance Sheets

                                     ASSETS

                                                                             March 31,     December 31,
                                                                               2005           2004
                                                                            -----------    -----------
                                                                                   (Unaudited)
CURRENT ASSETS
     Cash                                                                   $   283,509    $    58,132
     Accounts receivable                                                            882           --
     Inventory                                                                   60,292           --
     Advance on asset purchase                                                     --          120,000
                                                                            -----------    -----------

           Total Current Assets                                                 344,683        178,132
                                                                            -----------    -----------

FIXED ASSETS, NET                                                                65,378           --
                                                                            -----------    -----------

OTHER ASSETS
     Battery technology                                                       2,605,438           --
                                                                            -----------    -----------

           TOTAL ASSETS                                                     $ 3,015,499    $   178,132
                                                                            ===========    ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

     Accounts payable and accrued expenses                                  $    10,157    $     1,525
                                                                            -----------    -----------

           Total Current Liabilities                                             10,157          1,525
                                                                            -----------    -----------

           TOTAL LIABILITIES                                                     10,157          1,525
                                                                            -----------    -----------

STOCKHOLDERS' EQUITY

     Common stock, no par value; 50,000,000 shares authorized; 50,814,606
       and 36,517,856 shares issued and outstanding, respectively             4,328,220      1,092,782
     Accumulated deficit                                                     (1,322,878)      (916,175)
                                                                            -----------    -----------

           Total Stockholders' Equity                                         3,005,342        176,607
                                                                            -----------    -----------

           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $ 3,015,499    $   178,132
                                                                            ===========    ===========

    The accompanying notes are an integral part of these condensed financial statements.

                                DATIGEN.COM, INC.
                            Statements of Operations
                         (A Development Stage Company)
                                  (Unaudited)

                                                                            From
                                                                        Inception of
                                                                       the Development
                                                   For the Three          Stage on
                                                   Months Ended       November 24, 2004
                                                     March 31,             through
                                            --------------------------
                                                2005            2004     March 31, 2005
                                            ------------    ---------------------------
REVENUES                                    $      2,222    $       --     $      2,222
                                            ------------    ---------------------------

COST OF GOODS SOLD                                 8,536            --            8,536
                                            ------------    ---------------------------

      GROSS PROFIT                                (6,314)           --           (6,314)
                                            ------------    ---------------------------

OPERATING EXPENSES

      General and administrative                 399,281            --          402,258
      Depreciation                                 1,108            --            1,108
                                            ------------    ---------------------------

            Total Expenses                       400,389            --          403,366
                                            ------------    ---------------------------

LOSS FROM OPERATIONS                            (406,703)           --         (409,680)
                                            ------------    ---------------------------

OTHER INCOME (EXPENSES)

      Interest income                               --              --             --
                                            ------------    ---------------------------

            Total Other Income (Expenses)           --              --             --
                                            ------------    ---------------------------

NET(LOSS) CONTINUING OPERATIONS                 (406,703)           --         (409,680)

DISCONTINUED OPERATIONS                             --            76,678           --
                                            ============    ===========================

NET LOSS                                    $   (406,703)   $     76,678   $   (409,680)
                                            ============    ============

BASIC INCOME (LOSS) PER SHARE               $      (0.01)   $       0.10
                                            ============    ============

BASIC WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                          38,060,252         745,566
                                            ============    ============

    The accompanying notes are an integral part of these condensed financial statements.

                                DATIGEN.COM, INC.
                            Statements of Cash Flows
                          (A Development Stage Company)
                                  (Unaudited)

                                                                                            From
                                                                                        Inception of
                                                                                       the Development
                                                                    For the Three          Stage on
                                                                    Months Ended      November 24, 2004
                                                                      March 31,             through
                                                            --------------------------
                                                                2005            2004     March 31, 2005
                                                            ------------    ---------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                      $   (406,703)   $   76,678   $     (409,680)
     Adjustments to reconcile net loss to
       net cash used by operating activities:
           Common stock issued for services                      150,000          --             150,000
           Depreciation and amortization                           1,108         4,469             1,108
           Sale of franchises                                       --         (95,000)             --
           Deferred income tax expense                              --          31,055              --
     Changes in operating assets and liabilities:
           Increase in franchise notes receivable                   --          (3,000)             --
           Increase in accounts receivable                          (882)      (49,463)            (882)
           Decrease in inventories                               (60,292)       31,782          (60,292)
           Decrease in other assets                              120,000         5,567              --
           Increase (decrease) in accounts payable                 8,632          --             10,158
           Increase (decrease) in accrued expenses                  --          (4,327)             --
           Increase (decrease) in customer deposits                 --          (5,000)             --
                                                            ------------    ---------------------------

                Net Cash Used by Operating Activities           (188,137)       (7,239)        (309,588)
                                                            ------------    ---------------------------

CASH FLOWS FROM INVESTING ACTIVITIES

           Purchase of equipment                                 (66,486)         --            (66,486)
                                                            ------------    ---------------------------

                Net Cash Used by Investing Activities            (66,486)         --            (66,486)
                                                            ------------    ---------------------------

CASH FLOWS FROM FINIANCING ACTIVITIES

           Common stock issued for cash                          480,000          --            659,583
           Redemption and retirement of common stock                --        (169,375)             --
                                                            ------------    ---------------------------

                Net Cash Provided by Financing Activities        480,000      (169,375)         659,583
                                                            ------------    ---------------------------

           NET DECREASE IN CASH                                  225,377      (176,614)         283,509

           CASH AT BEGINNING OF PERIOD                            58,132       344,442              --
                                                            ------------    ---------------------------

           CASH AT END OF PERIOD                            $    283,509    $  167,828   $      283,509
                                                            ============    ===========================


    The accompanying notes are an integral part of these condensed financial statements.

                                DATIGEN.COM, INC.
                      Statements of Cash Flows (Continued)
                          (A Development Stage Company)
                                   (Unaudited)

                                                                                            From
                                                                                        Inception of
                                                                                       the Development
                                                                    For the Three          Stage on
                                                                    Months Ended      November 24, 2004
                                                                      March 31,             through
                                                            --------------------------
                                                                2005            2004     March 31, 2005
                                                            ------------    ---------------------------
SUPPLIMENTAL DISCLOSURES OF
     CASH FLOW INFORMATION

           Common stock issued for services                 $    150,000    $      --    $      150,000
           Common stock issued for battery technology          2,605,438           --         2,605,438



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

NOTE 3 - EQUITY ACTIVITY

       During the three months ended March 31, 2005, the Company issued 2,225,000 shares of its common stock to various unrelated investors for an aggregate cash inflow of $290,000. Additionally, the Company issued 750,000 shares of common stock at $0.20 per share for services rendered during the period. The Company also issued 950,000 shares for $190,000 in cash at $0.20 per share.

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

                                DATIGEN.COM, INC.
                   Notes to the Condensed Financial Statements
                      March 31, 2005 and December 31, 2004


NOTE 5 - SUBSEQUENT EVENTS

      In April 2005, the Company determined that 10,421,750 shares of its common stock were due to Aharon Levinas under the terms of the purchase agreement for Purisys. The shares are shown as outstanding in the accompanying financial statements. The shares were valued at $0.25 per share and the value was recorded as Battery Technology. The Company has also resolved all of the contingencies disclosed in Note 4 whereby additional shares could have been issued to Mr. Levinas wherefore it will not issue or be required to issue additional shares under the terms of the purchase agreement. Also the contingency whereby Mr. Levinas could have repurchased the Battery Technology from the Company has also been fulfilled such that Mr. Levinas no longer has the right of repurchase. Mr. Levinas continues to have the right of first refusal should an outside party offer to purchase the Battery Technology from the Company.

      Also in April 2005, the Company certificated 1,500,000 shares of its common stock for which the proceeds were received in the first quarter of 2005, which are shown as outstanding in the accompanying financial statements. The Company also issued another 1,175,000 shares for cash of $230,000 received subsequent to March 31, 2005.