Form 10KSB/A
period 2004-12-31
DATIGEN COM INC
filed 2005-08-12
CIK 1086082

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                                ----------------------    ---------------------

                         Commission File Number: 0-26027

                                DATIGEN.COM, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Utah                      87-0626333
        ---------------------------                 -------------------
        (State or other jurisdiction                (IRS Employer
        of incorporation)                           Identification No.)

                                207 Piaget Avenue
                            Clifton, New Jersey 07011
                    (Address of principal executive offices)

                                 (973) 340-6000
                    (Registrant's telephone number, including
                                   area code)

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

                  Yes      [ X ]    No      [   ]

      Indicate by check mark if there is disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

      Indicate by check mark whether the company is an accelerated filer (as defined in Rule 12b-2 of the Act) [ ] Yes [ X ] No

      The Company's revenues for its most recent fiscal year were $643,226.

      Based on the closing sales price of the Common Stock on April 5, 2005, the aggregate market value of the voting stock of the company held by non-affiliates was $22,047,383.40.

      The Company has 38,476,189 shares of common stock outstanding as of April 4, 2005.

      Documents Incorporated By Reference: None

      Transitional Small Business Issuer Disclosure Format (check one): Yes [ ] No [ X ].

                                EXPLANATORY NOTE

WE ARE FILING THIS AMENDMENT NO. 1 TO OUR ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 2004 TO RESPOND TO CERTAIN COMMENTS RECEIVED BY US FROM THE STAFF OF THE SECURITIES AND EXCHANGE COMMISSION. OUR FINANCIAL POSITION AND RESULTS OF OPERATIONS FOR THE PERIODS PRESENTED HAVE NOT BEEN RESTATED FROM THE FINANCIAL POSITION AND RESULTS OF OPERATIONS ORIGINALLY REPORTED.

FOR CONVENIENCE AND EASE OF REFERENCE, WE ARE ONLY FILING THE SECTIONS OF THE ANNUAL REPORT WITH THE APPLICABLE CHANGES. ACCORDINGLY, THIS AMENDMENT NO. 1 TO OUR ANNUAL REPORT SHOULD BE READ IN CONJUNCTION WITH THE ANNUAL REPORT FILED WITH THE SEC ON APRIL 11, 2005 AND WITH OUR SUBSEQUENT FILINGS WITH THE SEC.

FORWARD-LOOKING STATEMENTS

      This Annual Report on Form 10-KSB/A contains forward-looking information. Forward-looking information includes statements relating to future actions, prospective products, future performance or results of current or anticipated products, sales and marketing efforts, costs and expenses, interest rates, outcome of contingencies, financial condition, results of operations, liquidity, business strategies, cost savings, objectives of management of Datigen.com, Inc. (the "Company") and other matters. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking information to encourage companies to provide prospective information about themselves without fear of litigation so long as that information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information. Forward-looking information may be included in this Annual Report on Form 10-KSB/A or may be incorporated by reference from other documents filed with the Securities and Exchange Commission (the "SEC") by the Company. You can find many of these statements by looking for words including, for example, "believes," "expects," "anticipates," "estimates" or similar expressions in this Annual Report on Form 10-KSB/A or in documents incorporated by reference in this Annual Report on Form 10-KSB/A. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information or future events.

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

Franchising

The Company's objective prior to November, 2004, was to refine its method of operation and system for marketing the franchise opportunity. The Company believed franchises are popular among persons who desire to own and operate their own business, because it provides to them the equipment and a system for starting a business without the time and expense of identifying and developing a business concept. During 2003, the Company successfully sold two franchises in the following areas: Seattle, Washington and San Francisco, California. Total franchises in operation at December 31, 2003 were seven. As of November 9, 2004, total franchises in operation were eight.

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

Acquisition of the Battery Brain

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

The purchase price paid we paid for the Battery Brain was 20% of the issued and outstanding share capital of the Company and $100,000 in cash. Since Mr. Levinas wanted to ensure that we would have sufficient funds to expand our distribution of the Battery Brain, we further agreed that Mr. Levinas will be entitled to an additional 20% of the shares if within 90 days after the closing $400,000 was not invested in the Company. This was meant as an incentive for us to raise funds so as not to have to issue Mr. Levinas the additional 20% equity. As of April 18th, approximately one month after the closing of the acquisition, said amount was invested and Mr. Levinas was no longer entitled to said additional 20%.

Mr. Levinas did not desire to have the product which he invented and sold for over _7_ years being sold to a company that did not have sufficient resources to mass produce and market the Battery Brain. Recognizing that we did not have sufficient resources while at the same time believing that the Battery Brain could become a successful product if further developed in a public company, Mr. Levinas was willing to sell us the Battery Brain as long as we provided him with some assurances that either the financial resources would exist, or we would generate a sufficient amount of sales within two years. Accordingly, we committed that within two years from the closing, we would either generate no less than $2 million in sales or will have raised not less than $1.5 million on a post-money valuation of not less than $12 million. This provision was required by Mr. Levinas to create a draconian incentive to us to ensure that sufficient monies would be raised or sales would be generated. Although Mr. Levinas is our Chief Technology Officer, he has no responsibility for raising capital or generating sales; his responsibilities are focused on the design and manufacture of the product.

Furthermore, Mr. Levinas did not desire that we raise money at a low valuation for the sole purpose of raising cheap capital. He wanted to ensure that the company valuation after the investments were made was not less than $12 million, but appreciating that early investors might consider investing but at a lower valuation than $12 million, Mr. Levinas granted us the right to raise funds for four months after closing at a $10,500,000 valuation. The valuation of the company was less important to Mr. Levinas as the capital raise, as evident by the fact that there was no minimum valuation imposed on the Company for the initial $1 million capital raise. Accordingly, within three months subsequent to closing, $1,000,000 was invested. Accordingly, this provision has been eviscerated and has no further force and effect. Mr. Levinas is currently not entitled to any further share issuances pursuant to the terms of the purchase agreement.

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

We are currently actively manufacturing, marketing, distributing and selling the Battery Brain, and . as of June 30, 3005, we have sold 1,962 units of the Battery Brain. If for any reason we cease to manufacture, sell or otherwise cease to be involved in the Battery Brain product, then Levinas shall have the right to purchase the Battery Brain product from us; the price and other terms of such right shall be negotiated. If the parties cannot mutually agree upon a price, presumably the parties would either (i) continue to negotiate between themselves as the appropriate price, (ii) obtain a third party appraisal of the value of the Battery Brain or (iii) seek another purchaser to ascertain the market price a willing and able buyer would purchase the Battery Brain.

The asset acquisition was consummated in accordance with Section 368(a)(1)(C) of the Internal Revenue Code of 1986, as amended, as a tax-free reorganization.

Current Business Developments

The target customer for the Battery Brain is the owner of any motor vehicle requiring a battery to start the vehicles engine. We are currently in the process of identifying target segments for the Battery Brain product, the appropriate pricing models and seeking sales representatives and distribution and channel partners.

      We are investing more then $500,000 in our marketing/sales support materials, processes and system. We have engaged two marketing firms to build the marketing/sales material required to attract and support major automotive channel partners. Other then marketing the primary investment that the company will make as we build this network is in our inventory. We plan to have a two month supply on hand and one month in transit by the end of 2005 we would have over $300,000 invested in inventory.

The electronic components required for our assembly are readily available in the marketplace. Without any cost to us, we have expanded our manufacturing capability in China from an annual capacity of 10,000 units to 50,000. The Company has purchased redesigned manufacturing molds that expand production of the product. Our facility has additional capacity of 250,000 units which is available from the manufacturer with only a resource hiring and training cost that the manufacturer will cover from the increased production volume. Although we are currently seeking a Chief Executive Officer and/or President, we have in place the infrastructure necessary to manufacture, distribute and sell the Battery Brain.

In addition, we are creating an international distribution network through the execution of distribution agreements. We currently sell the Battery Brain product to four distributors, one in the Netherlands, one in Israel and two in the United States. These distributors represent different market segments, as one deals primarily with the U.S. custom van market, another provides products for catalog sales and one is a battery manufacturer. The selling price of one unit ranges from $18 to $70, depending on the model and quantities purchased by the distributor. Initial commitments from our first three distributors are for 8,000 units.

In 2004, Purisys sold a total of 2,119 units. In the four month period subsequent to our purchase of the Battery Brain, we sold 2,122 units, generating an aggregate of $57,000 of revenues.

The product return rate of the Battery Brain sold by Purisys was less than 0.3%. Although we have only been selling the product for approximately five months, our product return rate is 0.1%. The company anticipates a profitable endeavor when we can drive sales of 10,000 units a month .

The Company expects to have a competitive advantage over competitors having products which the market might consider to be similar to the Battery Brain. We feel that the Battery Brain is differentiated from similar products offered by such competitors in a various important ways. The Battery Brain is the only product of its kind that will protect vehicles from battery failure due to the operation of any electrical accessory, including headlights, radios, trunk lights, interior lights, door lights, or due to unknown shorts in the electrical system. Similar products offered by competitors protect vehicles from battery failure due only to the operation of the headlights. The Battery Brain is also easier to install than other competitive products. Further, In order to reset the load (the energy source), most other competitive products require the operator of the vehicle to lift the hood, locate the device, and press a reset knob located on the device. The Battery Brain can be operated via a remote control.

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

ITEM 8A.  CONTROLS AND PROCEDURES

Based on an evaluation under the supervision and with the participation of the Company's management as of the end of the period covered by this Annual Report on Form 10-KSB, the Company's chief financial officer has concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (Exchange Act) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

Dated: August 10, 2005       By: /s/ Edward Braniff
                                 ------------------
                             Name: Edward Braniff

                             Title: Chief Financial

                             Officer (principal executive and financial officer)

                              DATIGEN.COM, INC.
                         (A Development Stage Company)

                              FINANCIAL STATEMENTS

                     Years Ended December 31, 2004 and 2003
                    and for the Period from Inception of the
        Development Stage on November 24, 2004, through December 31, 2004
                                   (Amended)

      TABLE OF CONTENTS
                                                                       Page

      Independent Auditor's Report                                      F-2

      Balance Sheet                                                     F-3

      Statements of Operations                                          F-4

      Statements of Stockholders' Equity                                F-5

      Statements of Cash Flows                                          F-6

      Notes to Financial Statements                                     F-7

Squire & Company; PC [Logo]
Certified Public Accountants and Business Consultants
--------------------------------------------------------------------------------

                          INDEPENDENT AUDITOR'S REPORT

The Board of Directors
of Datigen.com, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheet of Datigen.com, Inc. (a development stage company) as of December 31, 2004, and the related statements of operations, stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2004, and for the period from inception of the development stage on November 24, 2004, through December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Datigen.com, Inc. (a development stage company) as of December 31, 2004, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2004, and for the period from inception of the development stage on November 24, 2004, through December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note10 to the financial statements, management has amended the financial statements to include disclosures related to "a development stage company." Such disclosures have had no impact on previously reported amounts.

/s/ Squire & Company, PC
------------------------
Orem, Utah
April 6, 2005
(except for Note 10, as to which the date is August 9, 2005)

DATIGEN.COM, INC.
(A Development Stage Company)
BALANCE SHEET
December 31, 2004
--------------------------------------------------------------------------------

ASSETS

Current Assets:
   Cash                                                             $    58,132
                                                                    -----------
      Total current assets                                               58,132

Advance Toward Purchase of Battery Brain Product                        120,000
                                                                    -----------
      Total assets                                                  $   178,132
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                                                 $     1,525
                                                                    -----------
      Total current liabilities                                           1,525
                                                                    -----------

Stockholders' Equity:
   Common stock, no par value,  50,000,000 shares authorized          1,092,782
   Accumulated deficit prior to development stage                      (913,198)
   Deficit accumulated during the development stage                      (2,977)
                                                                    -----------
      Total stockholders' equity                                        176,607
                                                                    -----------
         Total liabilities and stockholders' equity                 $   178,132
                                                                    ===========

The accompanying notes are an integral part of this financial statement.

DATIGEN.COM, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                                              From inception of the
                                                                                 development stage
                                                  Years Ended December, 31       on November 24,
                                               -----------------------------      2004, through
                                                   2004             2003        Decemer 31, 2004
                                               -----------       -----------       -----------
General and Administrative Expenses            $     2,977       $        --       $     2,977
                                               -----------       -----------       -----------

Loss From Continuing Operations                     (2,977)               --            (2,977)
                                               -----------       -----------       -----------

Discontinued Operations
   Income from discontinued operations
      before income tax expense (benefit)          156,014             8,553                --
   Income tax expense (benefit)                     44,854            (7,306)               --
                                               -----------       -----------       -----------
      Income from discontinued operations          111,160            15,859                --
                                               -----------       -----------       -----------

Net Income (Loss)                              $   108,183       $    15,859       $    (2,977)
                                               ===========       ===========       ===========

Earnings Per Share -
   Basis and Fully Diluted
   Loss from continuing operations             $        --       $        --
   Income from discontinued operations                0.09              0.02
                                               -----------       -----------
      Net income
                                               $      0.09       $      0.02
                                               ===========       ===========

Weighted Average Shares Outstanding              1,149,355           860,000

The accompanying notes are an integral part of this financial statement.

DATIGEN.COM, INC.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended December 31, 2004 and 2003
--------------------------------------------------------------------------------

                                                                                        Accumulated     Accumulated
                                                                        Cumulative     Deficit Prior   Deficit Prior
                                               Common Stock               Other           to the          to the
                                       ----------------------------   Comprehensive    Developoment    Developoment
                                         Shares           Amount           Income         Stage            Stage         Total
                                       ------------    ------------    ------------    ------------    ------------    ------------
Balance, January 1, 2003                    860,000    $  1,236,600    $    (50,000)   $    (56,327)   $         --    $  1,130,273

Comprehensive net income calculation:
   Net income                                    --              --              --          15,859              --          15,859
   Other comprehensive loss:
      Recognized loss on marketable
       securities                                --              --          50,000              --              --          50,000
                                       ------------    ------------    ------------    ------------    ------------    ------------

      Comprehensive net income                   --              --          50,000          15,859              --          65,859
                                       ------------    ------------    ------------    ------------    ------------    ------------

Balance, December 31, 2003                  860,000       1,236,600              --         (40,468)             --       1,196,132


Repurchase of common stock                 (258,810)       (323,401)             --              --              --        (323,401)

Issuance of common stock for cash,
   December 2004, $0.005 per share       35,916,666         179,583              --              --              --         179,583

Distribution of shares of subsidiary
   to shareholders, November 19, 2004            --              --              --        (983,890)             --        (983,890)

Net income                                       --              --              --         111,160          (2,977)        108,183
                                       ------------    ------------    ------------    ------------    ------------    ------------

Balance, December 31, 2004             $ 36,517,856    $  1,092,782    $         --    $   (913,198)   $     (2,977)   $    176,607
                                       ============    ============    ============    ============    ============    ============


The accompanying notes are an integral part of this financial statement.

DATIGEN.COM, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                                               From inception of the
                                                                                                                development stage
                                                                                     Years Ended December, 31     on November 24,
                                                                                    -------------------------      2004, through
                                                                                      2004            2003        Decemer 31, 2004
                                                                                    ---------       ---------         ---------
Cash Flows from Operating Activities
   Net income (loss)                                                                $ 108,183       $  15,859         $  (2,977)
   Less income from discontinued operations                                          (111,160)        (15,859)               --
                                                                                    ---------       ---------         ---------
   Loss from continuing operation                                                      (2,977)             --            (2,977)
   Adjustments to reconcile loss from continuing operation to net cash used by operating activities of continuing operations:
         Increase in accounts payable                                                   1,526              --             1,526
                                                                                    ---------       ---------         ---------
         Net cash used by operating activities of continuing
           operations                                                                  (1,451)             --            (1,451)

         Net cash provided by operating activities of
           discontinued operations                                                    154,009          99,475                --
                                                                                    ---------       ---------         ---------

         Net cash provided (used) by operating activities                             152,558          99,475            (1,451)
                                                                                    ---------       ---------         ---------

Cash Flows from Investing Activities:
   Advance toward purchase of Battery Brain product                                  (120,000)             --          (120,000)

      Net cash used by investing activities of
         discontinued operations                                                      (95,000)         (1,521)               --
                                                                                    ---------       ---------         ---------

      Net cash used by investing activities                                          (215,000)         (1,521)         (120,000)

Cash Flows from Financing Activities
   Proceeds from issuance of common stock                                             179,583              --           179,583
   Repurchase of common stock                                                        (323,401)             --                --
   Cash distributed to shareholders with stock of subsidiary                          (80,050)             --                --
                                                                                    ---------       ---------         ---------

      Net cash provided (used) by financing activities                               (223,868)             --           179,583
                                                                                    ---------       ---------         ---------

Net Increase (Decrease) in Cash                                                      (286,310)         97,954            58,132

Cash at Beginning of Period                                                           344,442         246,488                --
                                                                                    ---------       ---------         ---------

Cash at End of Period                                                               $  58,132       $ 344,442         $  58,132
                                                                                    =========       =========         =========

 DATIGEN.COM, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

On November 24, 2004, certain shareholders of the Company, including its chief executive officer, entered into a Purchase and Sale Agreement which provided, among other things, for the sale of 50.87% of the outstanding stock of the Company to a new group of shareholders. In connection with this transaction, all outstanding options to purchase stock of the Company were cancelled. Also, in connection with these changes, a new board of directors was appointed and control of the Company changed to a new group of shareholders and management. In conjunction with these activities, the Company was reclassified as a development stage company. From November 24, 2004 through December 31, 2004, Company sales have not been sufficient to sustain operations, and the Company relied upon cash flows from financing activities to sustain operations. Accordingly, the Company is considered to be in the development stage. Management believes future operations will provide sufficient cash flows for the Company to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts of liabilities that might be necessary if the Company is unable to continue as a going concern.

Concentration of Credit Risk - As of December 31, 2004, all of the Company's cash is held in trust by the Company's outside legal counsel.

DATIGEN.COM, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

DATIGEN.COM, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


Note 1.  Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements (continued)

evaluating the method and timing of adoption. The Company is also evaluating the impact that the adoption of SFAS 123R will have on its financial statements. In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151 (SFAS 151), Inventory Costs, an amendment of ARB No. 43, Chapter 4. The amendments made by SFAS 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current period charges and require the allocation of fixed production overhead to inventory based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect the adoption of SFAS 151 to have a material impact on its financial condition or results of operations, although the ultimate impact will depend on its future experience with idle facilities, freight, handling costs, and wasted materials (spoilage).

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

DATIGEN.COM, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 2.  Discontinued Operations and Distribution to Shareholders (Continued)

Information related to the discontinued operations of the concrete-cutting business is set forth below:

                                        Year ended December 31,
                                     ------------------------------
                                            2004            2003
                                     --------------  --------------
Revenues                               $   643,226       $ 720,869

Direct operating costs                    (270,099)       (425,168)

General and administrative expenses       (249,837)       (269,903)
                                     --------------  --------------

Income from operations                     123,290          25,798

Other income (expense), net                 32,724         (17,245)
                                     --------------  --------------

Income before income taxes                 156,014           8,553

Income tax expense (benefit)                44,854          (7,306)
                                     --------------  --------------
Net income                               $ 111,160        $ 15,859
                                     ==============  ==============

The distribution of the stock of PPC to the shareholders of the Company has been accounted for by a charge to retained earnings (accumulated deficit) in an amount equal to the historical book value of the net assets of PPC. The net assets of PPC at the date of distribution were composed of the following:


Assets
  Cash                                $     80,050
  Accounts receivable                        35475
  Inventories                                50497
  Notes receivable                          486915
  Property and equipment, net                30289
  Goodwill                                  344805
  Deferred income tax asset                  42539
                                      -------------
  Total assets                           1,070,570
                                      -------------

Liabilities
  Accrued expenses                           6,593
  Deferred income tax liability             80,087
                                      -------------
  Total liabilities                         86,680
                                      -------------
  Net assets                          $    983,890
                                      =============

DATIGEN.COM, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

DATIGEN.COM, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


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

The schedule of stock options is as follows:

                                            Number of       Weighted-Average
                                              Options         Exercise Price
                                    ------------------      ------------------
Outstanding at January 1, 2003                 65,000       $       1.38
  Granted                                           -                  -
  Expired                                           -                  -
  Exercised                                         -                  -
  Cancelled                                         -                  -
                                    ------------------
Outstanding at December 31, 2003               65,000       $       1.38
  Granted                                           -                  -
  Expired                                           -                  -
  Exercised                                         -                  -
  Cancelled                                   (65,000)                 -
                                      ----------------
Outstanding at December 31, 2004                    -       $       1.38
                                    ==================

DATIGEN.COM, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


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

DATIGEN.COM, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


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

The shares issued to Levinas pursuant to the Agreement were issued in a private transaction exempt from registration under the Securities Act of 1933, as amended, in reliance of Section 4(2) of that act. The certificate evidencing the securities will contain a legend restricting their transferability absent registration under the Securities Act or the availability of an applicable exemption therefrom. The purchased assets did not include the inventory which existed as of March 23, 2005 or the molds for the Battery Brain (which are currently in Italy and China), which were purchased by the Company for $66,487.

We agreed to issue to Levinas an additional 20% of the issued and outstanding shares if prior to June 23, 2005 $400,000 is not invested in the development of the Battery Brain product. If less than $400,000 is invested, said 20% shall be pro rated based on the actual amount invested.

DATIGEN.COM, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


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

Note 10. Financial Statement Amendment

The financial statements have been amended to reflect disclosures related to development stage companies. Accordingly, additional information has been provided in the statements of operations and cash flows for the period from inception of the development stage on November 24, 2004, through December 31, 2004. The additional information has had no impact on previously reported amounts.