Form 10QSB
period 2005-09-30
Smart Energy Solutions, Inc.
filed 2005-11-14
CIK 1086082

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarter ended September 30, 2005

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

                         Commission File Number: 0-26027

                          SMART ENERGY SOLUTIONS, INC.
                          ----------------------------
        (Exact name of small business issuer as specified in its charter)

                  Nevada                                 20-3353835
          ----------------------                  ----------------------
         (State of incorporation)                (IRS Employer ID Number)

                                207 Piaget Avenue
                                Clifton, NJ 07011
                    (Address of principal executive offices)

                                 (973) 340-6000
                           (Issuer's telephone number)

                                Datigen.com, Inc.
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

Number  of  shares  of  common  stock  outstanding  as of  September  30,  2005:
61,911,272 shares of common stock.

Transitional Small Business Format           Yes  |_| No  |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES |_| NO |X|

                                TABLE OF CONTENTS


                                                                            Page
PART I                                                                         3
Item 1. Financial Statements                                                   3
Item 2. Management's Discussion and Analysis or Plan of Operation              9
Item 3  Controls and Procedures                                               12
PART II                                                                       13
Item 1. Legal Proceedings                                                     13
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds           13
Item 3. Defaults Upon Senior Securities                                       15
Item 4. Submission of Matters to a Vote of Security Holders                   15
Item 5. Other Information                                                     15
Item 6. Exhibits                                                              16

                                               PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                                                SMART ENERGY SOLUTIONS, INC.
                                                   (FKA DATIGEN.COM, INC.)

                                                    FINANCIAL STATEMENTS


                                          SEPTEMBER 30, 2005 AND DECEMBER 31, 2004

                                                SMART ENERGY SOLUTIONS, INC.
                                                   (FKA DATIGEN.COM, INC.)
                                                       Balance Sheets

                                     ASSETS

                                                                                   September 30,            December 31,
                                                                                         2005                   2004
                                                                                -------------------     --------------------
                                                                                    (Unaudited)
CURRENT ASSETS

     Cash                                                                       $         1,285,747     $             58,132
     Accounts receivable, net                                                                16,244                       --
     Inventory                                                                              118,722                       --
     Prepaid expenses                                                                       132,843                       --
     Advance on asset purchase                                                                   --                  120,000
                                                                                -------------------     --------------------
           Total Current Assets                                                           1,553,556                  178,132
                                                                                -------------------     --------------------
FIXED ASSETS, NET                                                                            46,337                       --
                                                                                -------------------     --------------------
OTHER ASSETS
     Other assets                                                                             7,359                       --
     Battery technology                                                                      52,109                       --
                                                                                -------------------     --------------------
           Total Other Assets                                                                59,468
                                                                                -------------------     --------------------
           TOTAL ASSETS                                                         $         1,659,361     $            178,132
                                                                                ===================     ====================

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

     Accounts payable and accrued expenses                                      $           455,825     $              1,525
                                                                                -------------------     --------------------
           Total Current Liabilities                                                        455,825                    1,525
                                                                                -------------------     --------------------
           TOTAL LIABILITIES                                                                455,825                    1,525
                                                                                -------------------     --------------------
STOCKHOLDERS' EQUITY (DEFICIT)

     Preferred  stock,  no  par  value;   1,000,000  shares   authorized;   none
     outstanding  Common stock,  no par value;  500,000,000  shares  authorized;
     61,911,272 and 36,517,856 shares issued and outstanding, respectively                3,517,591                1,092,782
     Accumulated Deficit                                                                 (2,314,055)                (916,175)
                                                                                -------------------     --------------------
           Total Stockholders' Equity (Deficit)                                           1,203,536                  176,607
                                                                                -------------------     --------------------
           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                 $         1,659,361     $            178,132
                                                                                ===================     ====================

                    The accompanying notes are an integral part of these condensed financial statements.

                                                SMART ENERGY SOLUTIONS, INC.
                                                   (FKA DATIGEN.COM, INC.)
                                                  Statements of Operations
                                                         (Unaudited)

                                                            For the Three                             For the Nine
                                                            Months Ended                              Months Ended
                                                            September 30,                             September 30,
                                               ------------------------------------      -----------------------------------
                                                      2005                 2004                 2005                 2004
                                               ---------------      ---------------      ---------------      --------------
REVENUES                                       $        49,110      $            --      $        86,941      $           --

COST OF GOODS SOLD                                      29,309                   --               41,346                  --
                                               ---------------      ---------------      ---------------      --------------
      GROSS PROFIT                                      19,801                   --               45,595                  --
                                               ---------------      ---------------      ---------------      --------------
OPERATING EXPENSES

      General and administrative                       626,354                   --            1,388,017                  --
      Depreciation and amortization                      2,881                   --                7,314                  --
                                               ---------------      ---------------      ---------------      --------------
            Total Expenses                             629,235                   --            1,395,331                  --
                                               ---------------      ---------------      ---------------      --------------
INCOME (LOSS) FROM OPERATIONS                         (609,434)                   -           (1,349,736)                 --
                                               ---------------      ---------------      ---------------      --------------
OTHER INCOME (EXPENSES)

      Loss on assets                                   (48,946)                  --              (48,946)                 --
      Interest income                                      549                   --                  802                  --
                                               ---------------      ---------------      ---------------      --------------
            Total Other Income (Expenses)              (48,397)                  --              (48,144)                 --
                                               ---------------      ---------------      ---------------      --------------
NET (LOSS) CONTINUING OPERATIONS                      (657,831)                  --           (1,397,880)                 --

DISCONTINUED OPERATIONS                                     --               55,566                   --             124,669
                                               ---------------      ---------------      ---------------      --------------
NET INCOME (LOSS)                              $      (657,831)     $        55,566      $    (1,397,880)     $      124,669
                                               ===============      ===============      ===============      ==============
BASIC INCOME (LOSS) PER SHARE                  $         (0.01)     $          0.09      $         (0.03)     $         0.18
                                               ===============      ===============      ===============      ==============
DILUTED INCOME (LOSS) PER SHARE                $         (0.01)     $          0.09      $         (0.03)     $         0.18
                                               ===============      ===============      ===============      ==============
BASIC WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                                59,266,598              623,621           50,821,909             673,904
                                               ===============      ===============      ===============      ==============
FULLY DILUTED WEIGHTED AVERAGE
  NUMBER OF SHARES OUTSTANDING                      59,266,598              624,944           50,821,909             675,226
                                               ===============      ===============      ===============      ==============


                    The accompanying notes are an integral part of these condensed financial statements.

                                     SMART ENERGY SOLUTIONS, INC.
                                        (FKA DATIGEN.COM, INC.)
                                       Statements of Cash Flows
                                              (Unaudited)

                                                                                   For the Nine
                                                                                   Months Ended
                                                                                   September 30,
                                                                            --------------------------
                                                                               2005           2004
                                                                            -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES

      Net income (loss)                                                     $(1,397,880)   $   124,669
      Adjustments to reconcile net loss to
        net cash used by operating activities:
             Common stock issued for services                                   234,000             --
             Depreciation and amortization                                        7,314         15,656
             Bad debt expense                                                        --         31,098
             Loss on assets                                                      48,946
             Deferred income tax expense                                             --         37,295
      Changes in operating assets and liabilities:
             (Increase) in franchise notes receivable                                --       (175,000)
             (Increase) decrease in accounts receivable                         (16,244)       (37,055)
             (Increase) decrease in inventories                                (118,722)        20,076
             (Increase) decrease in prepaid expenses                            (12,843)         4,842
             Increase (decrease) in accounts payable and accrued expenses       454,300          2,266
             Increase (decrease) in customer deposits                                --         (5,000)
                                                                            -----------    -----------
                   Net Cash Used by Operating Activities                       (801,129)        18,847
                                                                            -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES

             Payment for deposits, trademarks and web site                       (7,431)            --
             Purchase of equipment                                             (102,525)            --
                                                                            -----------    -----------
                   Net Cash Used by Investing Activities                       (109,956)            --
                                                                            -----------    -----------
CASH FLOWS FROM FINIANCING ACTIVITIES

             Common stock issued for cash                                     2,138,700             --
             Redemption and retirement of common stock                               --       (320,276)
                                                                            -----------    -----------
                   Net Cash Provided by Financing Activities                  2,138,700       (320,276)
                                                                            -----------    -----------
             NET DECREASE IN CASH                                             1,227,615       (301,429)

             CASH AT BEGINNING OF PERIOD                                         58,132        344,442
                                                                            -----------    -----------
             CASH AT END OF PERIOD                                          $ 1,285,747    $    43,013
                                                                            ===========    ===========

         The accompanying notes are an integral part of these condensed financial statements.

                                     SMART ENERGY SOLUTIONS, INC.
                                        (FKA DATIGEN.COM, INC.)
                                 Statements of Cash Flows (Continued)
                                              (Unaudited)

                                                                                  For the Nine
                                                                                  Months Ended
                                                                                  September 30,
                                                                            --------------------------
                                                                                2005          2004
                                                                            -----------    -----------
SUPPLIMENTAL DISCLOSURES OF
      CASH FLOW INFORMATION

Cash Paid For:
             Interest                                                       $        --    $        --
             Income taxes                                                            --             --

Non Cash Financing Activities
             Common stock issued for services                               $   234,000    $        --
             Common stock issued for battery technology                          52,109             --


         The accompanying notes are an integral part of these condensed financial statements.


                          SMART ENERGY SOLUTIONS, INC.
                             (FKA DATIGEN.COM, INC.)
                   Notes to the Condensed Financial Statements
                    September 30, 2005 and December 31, 2004


NOTE 1 - CONDENSED FINANCIAL STATEMENTS

      The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2005, and for all periods presented herein, have been made.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2004 audited financial statements. The results of operations for the periods ended September 30, 2005 and 2004 are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

      The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has recently shifted the focus of its operations, and has not yet established sufficient revenues from the new operations to fully cover its operating costs and allow it to continue as a going concern. Historically, the Company has an accumulated deficit of $2,314,055 at September 30, 2005, which raises substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operation. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

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

                          SMART ENERGY SOLUTIONS, INC.
                             (FKA DATIGEN.COM, INC.)
                   Notes to the Condensed Financial Statements
                    September 30, 2005 and December 31, 2004


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

NOTE 3 - EQUITY ACTIVITY

      During the three months ended September 30, 2005, the Company issued 5,000,000 shares of its common stock to various unrelated investors for an aggregate cash inflow of $1,000,000. Additionally, the Company issued 470,000 shares of common stock at $0.20 per share for services rendered during the period.

      The Company has raised capital through the sale of equity units, each unit consisting of one share of common stock, one Class A warrant giving the holder the right to purchase 1 share of stock at $0.45, which is exercisable for 1 year from the date of issuance, and one Class B warrant giving the holder the right to purchase 1 share of stock for $0.75, which is exercisable for 3 years. Each unit was offered for $0.20 per unit. The units were offered and issued pursuant to Regulation S promulgated by the Securities and Exchange Commission. The Company terminated the offering in October 2005.

      Subsequent to September 30, 2005, the Company issued 2,100,000 common shares pursuant to the offering described above. The Company has also issued 100,000 shares for services valued at $0.20 per share.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

Forward-Looking Statements

The following discussion should be read in conjunction with the financial statements of Smart Energy Solutions, Inc. (the "Company"), which are included elsewhere in this Form 10-QSB. This Quarterly Report on Form 10-QSB contains forward-looking information. Forward-looking information includes statements relating to future actions, future performance, costs and expenses, interest rates, outcome of contingencies, financial condition, results of operations, liquidity, business strategies, cost savings, objectives of management, and other such matters of the Company. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking information to encourage companies to provide prospective information about themselves without fear of litigation so long as that information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information. Forward-looking information may be included in this Quarterly Report on Form 10-QSB or may be incorporated by reference from other documents filed with the Securities and Exchange Commission (the "SEC") by the Company. You can find many of these statements by looking for words including, for example, "believes," "expects," "anticipates," "estimates" or similar expressions in this Quarterly Report on Form 10-QSB or in documents incorporated by reference in this Quarterly Report on Form 10-QSB. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information or future events.

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

General

The Company was formed in 1999 as a Utah corporation under the name "Datigen.com, Inc." From inception until November, 2004, the Company was involved in various activities, including the development and marketing of various internet and internet related products and services, investment in trust deed notes secured by real property, and providing of concrete cutting and finishing services to persons seeking to comply with certain provisions of the American Disability Act of 1991 that require the removal of "trips hazards" from public sidewalks and ramps.

In November, 2004, a majority of the Company's common stock was purchased by Amir Uziel and six other non-affiliated individuals, and the Company's then directors and officers resigned and were replaced by Mr. Uziel. Subsequent to such change in control, the Company ceased all of its prior business operations.

On March 23, 2005, the Company purchased from Purisys, Inc. ("Purisys"), a New Jersey corporation, the assets related to a product known as the Battery Brain for the purposes of engaging in the manufacture and sale of units of the Battery Brain. As further described below, the Battery Brain is a device that is attached to a motor vehicle battery for the purpose of protecting the vehicle from battery failure and theft. The assets purchased from Purisys included, without limitation, the intellectual property, goodwill, and certain of the equipment relating to the Battery Brain.

Since its purchase of the Battery Brain, the Company has focused on establishing operations and contractual arrangements for the manufacture and sale of units of the Battery Brain. The Battery Brain is a device that is attached to a motor vehicle battery for the purpose of protecting the vehicle from battery failure and theft. It is a small, box-shaped device, whose size and weight is comparable to that of a cellular phone. It attaches to the battery of a motor vehicle and performs two principal functions for the motor vehicle: prevention of battery failure and protection from theft. If the Battery Brain is attached to a car battery, and the car's operator leaves the lights on while the car is turned off, the Battery Brain will prevent the battery from failing, so that the car can be started again without having to recharge such battery. It works by preventing a battery from becoming drained below the level necessary for the battery to function. The Battery Brain is able to detect when the battery has reached such point and, upon such detection, it automatically disconnects the power from the battery so that the battery will not be drained any further. In addition, the Battery Brain protects the vehicle from being stolen by stopping the battery from powering the engine while the car is turned off, thereby preventing a potential thief from "hot wiring" the engine, a procedure commonly used by thieves to turn on the vehicle's engine without an engine key. The Battery Brain can be used on all types of motor vehicles, from passenger cars to light trucks to heavy trucks, buses, tractors, RVs, motorcycles, boats, handicap vehicles or any other motor vehicles that rely on batteries.

On August 25, 2005, the Company changed its state of incorporation from Utah to Nevada by the merger of the Company with and into its wholly owned subsidiary, Smart Energy Solutions, Inc., a Nevada corporation. As a result of such merger, the Company's name was changed to Smart Energy Solutions, Inc. in order to better reflect the Company's business operations.

Plan of Operation

As of September 30, 2005, the Company had minimal business operations, revenues, or assets. Over the next twelve months, the Company intends to engage in the manufacture, distribution and sale of the Battery Brain. The Company is expanding engineering, manufacturing and warehouse capabilities, building a global distribution network, developing processes procedures and controls for contracting, inventory management and distribution agreements.

Results of Operation

For the three months ended September 30, 2005, the Company continued sales of the Battery Brain product. The Company recorded revenues of $49,110 during the third quarter of 2005 from the sales of its Battery Brain product. The cost of sales for the Battery Brain was $29,309 in the first nine months of 2005. The Company revenues and cost of sales in the corresponding quarter of 2004 related to its discontinued operations.

The Company's third quarter operating expenses consist primarily of consulting costs. The Company incurred consulting fees of $158,700 to help develop strategy, screen and recruit key executives, fill interim management positions and complete the acquisitions of the Purisys assets. The Company also paid $223,429 in marketing and advertising expense during the quarter. The marketing and advertising costs were related to developing a marketing plan and marketing materials for the Company. The Company incurred $117,220 in wages to its employees. Also the Company paid or accrued $44,883 of legal and accounting fees as it completed the necessary SEC filings and audits for the purchase of the Battery Brain business. The Company's total operating expenses for the three months ended September 30, 2005 were $629,235. All of the operating expenses for the three months ended September 30, 2004 related to its discontinued operations.

The Company recorded a net loss of $657,831 or $0.01 per share for the second quarter of 2005 compared to income of $55,566 or $0.09 per share in the same quarter of 2004 from its discontinued operations.

During the nine months ended September 30, 2005, the Company began sales of its Battery Brain product. The Company recorded revenues of $86,941 during the first nine months of 2005 from the sales of the Battery Brain product. The cost of sales for the Battery Brain was $41,346 in the first nine months of 2005. The Company revenues and cost of sales in the corresponding quarter of 2004 related to its discontinued operations.

The Company's second quarter operating expenses consist primarily of consulting costs. The Company incurred consulting fees of $668,710 to help develop strategy, screen and recruit key executives, fill interim management positions and complete the acquisitions of the Purisys assets. The Company also paid $288,279 in marketing and advertising expense during the quarter. The marketing and advertising costs were related to developing a marketing plan and marketing materials for the Company. During the nine months ended September 30, 2005 the Company hired its first full time employees in relation to the Battery Brain business. The Company incurred $174,143 in wages to these employees. Also the Company paid or accrued legal and accounting fees of $115,200 as it completed the necessary SEC filings and audits for the purchase of the Battery Brain business. The Company's total operating expenses for the nine months ended September 30, 2005 were $1,395,331. All of the operating expenses for the nine months ended September 30, 2004 related to its discontinued operations.

The Company recorded a net loss of $1,397,880 or $0.03 per share for the first half of 2005 compared to an income of $124,669 or $0.18 per share in the same period of 2004 from its discontinued operations.

Liquidity and Capital

As of September 30, 2005, the Company had $1,285,747 on hand and believes that such funds will be sufficient to satisfy the Company's cash requirements for the next twelve (12) months. The Company's funds were raised in private placements conducted during the current fiscal year. $2,533,000 of such funds was raised by the sale of 13,606,000 units at $0.20 per unit, each unit consisting of one share of common stock, one Class A warrant giving the holder the right to purchase 1 share of stock at $0.45, which is exercisable for 1 year from the date of issuance, and one Class B warrant giving the holder the right to purchase 1 share of stock for $0.75, which is exercisable for 3 years. Additionally the Company raised $130,000 by the sale of 866,666 common shares at $0.15 per share and $5,000 from the sale of 66,667 shares at $0.07 per share.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In January 2005, the Company completed a private placement of shares of its common stock. Each share was sold for $0.07. The Company had received proceeds totaling an aggregate of $5,000 in net proceeds representing the issuance of 66,667 shares. Commissions in connection with the placement were paid to non-US persons. The units were offered and issued pursuant to an exemption from registration pursuant to Regulation S promulgated by the Securities and Exchange Commission. The Company did not make any offers in the United States, each of the purchasers was outside the United States, and there were no selling efforts in the United States.

As of February 20, 2005, the Company issued 250,000 shares to Joseph Ollivier in consideration for consulting services rendered to the Company. The shares were offered and issued pursuant to an exemption from registration pursuant to
Section 4(2) of the Securities Act of 1933, as amended.

As of March 23, 2005, the Company issued 500,000 shares to David Lubin in consideration for legal services rendered to the Company. The shares were offered and issued pursuant to an exemption from registration pursuant to
Section 4(2) of the Securities Act of 1933, as amended.

As of April 1, 2005, the Company issued 360,000 shares to Seth A. Farbman and 60,000 shares to Shai Z. Stern in consideration of consulting services rendered to the Company. The shares were offered and issued pursuant to an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

As of June 30, 2005, the Company issued 145,000 shares to members of its Board of Directors in consideration of services rendered to the Company in that capacity. The shares were offered and issued pursuant to an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

In June 2005, the Company completed a private placement of shares of its common stock. Each share was sold for $0.15. The Company had received proceeds totaling an aggregate of $130,000 in net proceeds representing the issuance of 866,666 shares. Commissions in connection with the placement were paid to non-US persons. The units were offered and issued pursuant to an exemption from registration pursuant to Regulation S promulgated by the Securities and Exchange Commission. The Company did not make any offers in the United States, each of the purchasers was outside the United States, and there were no selling efforts in the United States.

As of July 13, 2005, the Company issued 50,000 shares to Michael Ferrence in consideration for legal services rendered to the Company. The shares were offered and issued pursuant to an exemption from registration pursuant to
Section 4(2) of the Securities Act of 1933, as amended.

As of August 31, 2005, the Company issued 10,421,750 shares to Aharon Y. Levinas. Such shares were issued pursuant to the Asset Purchase Agreement, dated March 23, 2005, between the Company, Purisys, Inc., and Mr. Levinas, as partial consideration for the sale of the Battery Brain to the Company by Purisys, Inc., a company wholly owned by Mr. Levinas. The shares were offered and issued pursuant to an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

In October 2005, the Company completed a private placement of units, each unit consisting of one share of common stock, one Class A warrant giving the holder the right to purchase 1 share of stock at $0.45, which is exercisable for 1 year from the date of issuance, and one Class B warrant giving the holder the right to purchase 1 share of stock for $0.75, which is exercisable for 3 years from the date of issuance. However, by resolution of the Company's Board of Directors, dated October 22, 2005, the expiration date of the Class A Warrants was changed to September 30, 2006 and the expiration date of the Class B Warrants was changed to September 30, 2008. Each unit was sold for $0.20 per unit. As of September 30, 2005, the Company had received proceeds totaling an aggregate of $2,533,000 in net proceeds representing the issuance of 12,673,333 units. Commissions in connection with the placement were paid to non-US persons. The units were offered and issued pursuant to an exemption from registration pursuant to Regulation S promulgated by the Securities and Exchange Commission. The Company did not make any offers in the United States, each of the purchasers was outside the United States, and there were no selling efforts in the United States.

Purchases of equity securities by the issuer and affiliated purchasers.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

A special meeting (the "Meeting") of the shareholders of the Company was held on August 22, 2005. 29,484,443 shares of the Company's common stock were represented at the Meeting in person or by proxy, which shares constituted 63.9% of the issued and outstanding shares of common stock as of the Meeting's record date. All of the shares represented at the Meeting were voted in favor of approval of the change of the Company's state of incorporation from Utah to Nevada by the merger of the Company with and into its wholly owned subsidiary, Smart Energy Solutions, Inc., a Nevada corporation. All of the shares represented at the Meeting also were voted in favor of the authorization of the differences between the Articles of Incorporation of Smart Energy Solutions, Inc. and the Certificate of Incorporation of the Company, including the following:

(1) Change in the Company's name from Datigen.com, Inc. to Smart Energy Solutions, Inc.;
(2) Increase in the number of shares of the authorized common stock of the Company from 50,000,000 to 500,000,000 shares of common stock;
(3)   Authorization of a class of 1,000,000 million shares of preferred stock;
(4) Elimination the personal liability of the members of the Board to the fullest extent permitted by the General Corporation Law of Nevada;
(5) The mandatory indemnification of the members of the Board to the fullest extent permitted by the General Corporation Law of Nevada;
(6) Change in the size of the Board of Directors to a minimum of one director and a maximum of nine directors;
(7) Broadening of the purpose of the Company to permit it to engage in any lawful activity; and
(8) Change in the number of shares required to call special shareholders' meetings from ten percent to a majority of the outstanding shares of the capital stock of the Company.

ITEM 5. OTHER INFORMATION.

On October 22, 2005, the Company changed the expiration dates of the Class A and Class B Warrants that had been issued in the private placement for units that was completed in October 2005. Each unit issued in such private placement consisted of one share of common stock, one Class A warrant giving the holder the right to purchase 1 share of stock at $0.45, which was exercisable for 1 year from the date of issuance, and one Class B warrant giving the holder the right to purchase 1 share of stock for $0.75, which was exercisable for 3 years from the date of issuance. On October 22, 2005, the Company changed the expiration date of the Class A Warrants to September 30, 2006 and the expiration date of the Class B Warrants to September 30, 2008.

ITEM 6. EXHIBITS

---------------- -------------------------------------------- -----------------------------------------------
  Exhibit No.                    Description                                   Where Found
---------------- -------------------------------------------- -----------------------------------------------
31.1             Rule 13a-14(a)/15d14(a)                      Attached Hereto
                 Certifications of Chief Executive Officer
---------------- -------------------------------------------- -----------------------------------------------
31.2             Rule 13a-14(a)/15d14(a)                      Attached Hereto
                 Certifications of Chief Financial Officer
---------------- -------------------------------------------- -----------------------------------------------
32. Section 1350 Certifications Attached Hereto
---------------- -------------------------------------------- -----------------------------------------------

                                   SIGNATURES

      In accordance with to requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        SMART ENERGY SOLUTIONS, INC.


Dated: November 14, 2005                By: /s/ Peter Mateja
                                          ---------------------------
                                          Name:  Peter Mateja
                                          Title: Chief Executive Officer
                                                 (Principal Executive Officer)


                                        By: /s/ Edward Braniff
                                          ---------------------------
                                          Name:  Edward Braniff
                                          Title: Chief Financial Officer
                                                 (Principal Financial Officer)