Form 10KSB
period 2005-12-31
Smart Energy Solutions, Inc.
filed 2006-04-07
CIK 1086082

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2005

Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to                     .
                               ----------------    -------------------

                         Commission File Number: 0-26027

                          SMART ENERGY SOLUTIONS, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


                Nevada                                      20-3353835
           (State or Other                                 (IRS Employer
    Jurisdiction of Incorporation)                      Identification No.)

                                207 Piaget Avenue
                                Clifton, NJ 07011
               (Address of Principal Executive Offices, Zip Code)

                                 (973) 340-6000
              (Registrant's Telephone Number, Including Area Code)


Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act: Common Stock, $0.001 par value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) [ ] Yes [ X ] No

The issuer's revenues for its most recent fiscal year were $151,257.

Based on the closing sales price of the Common Stock on March 30, 2006, the aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of March 30, 2006 (a date within the past 60 days) was $39,626,284.

The number of shares outstanding of the issuer's class of common stock outstanding as of March 30, 2006 is 63,899,605.

Documents Incorporated By Reference: None

Transitional Small Business Issuer Disclosure Format (check one):
Yes [ ] No [X].

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I                                                                         2
  Item 1. Description of Business                                              2
  Item 2. Properties                                                           9
  Item 3. Legal Proceedings                                                    9
  Item 4. Submission of Matters to a Vote of Security Holders                  9
PART II                                                                        9
  Item 5.  Market for Common Equity and Related Stockholder Matters            9
  Item 6.  Management's Discussion and Analysis or Plan of Operation          13
  Item 7.  Financial Statements                                               15
  Item 8.  Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure                           15
  Item 8A. Controls and Procedures                                            15
  Item 8B. Other Information                                                  15
PART III                                                                      15
  Item 9. Directors, Executive Officers, Promoters and Control
                Persons; Compliance with Section
                16(a) of the Exchange Act                                     15
  Item 10. Executive Compensation                                             17
  Item 11. Security Ownership of Certain Beneficial Owners and
                Management and Related Stockholder Matters                    22
  Item 12. Certain Relationships and Related Transactions                     23
  Item 13. Exhibits                                                           25
  Item 14. Principal Accountant Fees and Services                             26

Forward-Looking Statements

         This Annual Report on Form 10-KSB contains forward-looking information. Forward-looking information includes statements relating to future actions, prospective products, future performance or results of current or anticipated products, sales and marketing efforts, costs and expenses, interest rates, outcome of contingencies, financial condition, results of operations, liquidity, business strategies, cost savings, objectives of management of Smart Energy Solutions, Inc., Inc. (the "Company") and other matters. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking information to encourage companies to provide prospective information about themselves without fear of litigation so long as that information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information. Forward-looking information may be included in this Annual Report on Form 10-KSB or may be incorporated by reference from other documents filed with the Securities and Exchange Commission (the "SEC") by the Company. You can find many of these statements by looking for words including, for example, "believes," "expects," "anticipates," "estimates" or similar expressions in this Annual Report on Form 10-KSB or in documents incorporated by reference in this Annual Report on Form 10-KSB. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information or future events.

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

                                     PART I
Item 1. Description of Business

Smart Energy Solutions, Inc. (the "Company" or "we") was initially formed in 1999 as an Utah corporation under the name Datigen.com, Inc.. Until November 24, 2004, the Company had been involved in various activities, including development and marketing of various internet and internet related products and services, investment in trust deed notes secured by real property, and providing of concrete cutting and finishing services to persons seeking to comply with certain provisions of the American Disability Act of 1991 that require the removal of "trips hazards" from public sidewalks and ramps.

As further discussed below, on November 24, 2004, a majority of the Company's outstanding common stock was purchased by Amir Uziel and six unaffiliated foreign individuals from certain of the Company's shareholders, including its then Chief Executive Officer, Joseph Ollivier. Following such change in control, the Company ceased all of its prior business operations. On March 23, 2005, the Company acquired from Purisys, Inc., a New Jersey corporation, the intellectual property rights and certain other assets relating to a product known as the Battery Brain. As further described below, the Battery Brain is a device that is attached to a motor vehicle battery for the purpose of protecting the vehicle from battery failure and theft. Since then, the Company has engaged in the manufacturing, distribution, and sale of units of the Battery Brain.

On August 25, 2005, the Company changed its state of incorporation from Utah to Nevada by the merger of the Company with and into its wholly owned subsidiary, Smart Energy Solutions, Inc., a Nevada corporation. As a result of such merger, the Company's name was changed to Smart Energy Solutions, Inc. in order to better reflect the Company's new business operations.

The Company's Business Prior to November, 2004

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

Disposition of Assets

On or about November 8, 2004, the Company conveyed all of its assets relating to the concrete cutting business and transferred all of its liabilities to a Precision Concrete Cutting, Inc., a Utah corporation ("PCC").

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

Following such change in control, the Company ceased all prior business operations. As further discussed below, the Company then purchased from Purisys, Inc., a New Jersey corporation ("Purisys"), the intellectual property rights and certain other assets related to a product known as the Battery Brain (the "Battery Brain Assets"). On December 15, 2004, the Company and Purisys entered into a binding letter of intent (the "Letter of Intent") which provided, among other things, for the sale to the Company of the Battery Brain Assets. The purchase price to be paid by the Company was to be (i) $100,000 (the "Cash Consideration"), and (ii) the number of shares of common stock of the Company which will constitute twenty (20%) percent of all issued and outstanding shares on a fully diluted basis when there has been $1 million invested in the Company, or such earlier date as agreed upon between the Company and Mr. Levinas. The Letter of Intent obligated the Company to advance $100,000 plus $20,000 towards payment of the Cash Consideration (the "Advance"). If the Company terminated the Letter of Intent prior to the closing of the purchase, the Advance will be automatically converted into a loan from the Company to Purisys, which will become due and payable by Purisys within 15 days after the date of termination of the Letter of Intent. One of the several closing conditions was the receipt of equity investments of not less than $900,000 which would be invested in the development and marketing of the Battery Brain Product

On December 27, 2004, the Company received an aggregate of $178,667 in cash and executed subscription agreements from 31 persons relating to the purchase of an aggregate of 35,733,333 shares of common stock at a per share purchase price of $0.005 per share. The shares were offered and issued pursuant to Regulation S promulgated by the Securities and Exchange Commission. Of the gross proceeds received by the Company, $120,000 was paid to Purisys as payment of the Advance required by the Letter of Intent.

A subsequent net amount of $2,749,600 was received by the Company in 2005 relating to the purchase by non-U.S. citizens of 25,591,749 shares at an average per share purchase price of $ 0.11. The shares were offered and issued pursuant to Regulation S promulgated by the Securities and Exchange Commission.

The Company sold the shares as units, each unit consisting of one share of common stock, one Class A warrant giving the holder the right to purchase 1 share of stock at $0.45, which is exercisable for 1 year from the date of issuance, and one Class B warrant giving the holder the right to purchase 1 share of stock for $0.75, which is exercisable for 3 years. Each unit was offered for $0.20 per unit. The placement was completed on November 2005.

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

On March 23, 2005, the Company , Purisys and Aharon Y. Levinas ("Levinas") executed an Asset Purchase Agreement (the "Agreement") pursuant to which we purchased all the intellectual property relating to the Battery Brain product and the goodwill associated therewith and certain of the equipment relating to the product. The purchased assets did not include the inventory which existed as of March 23, 2005 or the molds for the Battery Brain (which were located in Italy and China), which were purchased by us for $66,487. This provision was intended to replace the obligation in the Letter of Intent regarding the equity investment of $900,000 in the Company at the time of the closing of the Battery Brain acquisition.

The consideration paid by us for the Battery Brain Assets was the issuance to Levinas, the sole shareholder of Purisys, of the number of shares of our common stock which will have constituted, when there will have been an aggregate of $1,000,000 invested in the Company, twenty (20%) percent of all issued and outstanding common stock and $100,000, which was previously paid pursuant to the Letter of Intent. As discussed below, subsequent to the Battery Brain acquisition, we raised more than the $1,000,000 investment threshold in a private placement of units of our securities, and as a result, in August 2005 the Company issued to Levinas 10,421,750 shares (representing 20%) of the Company's common stock. Pursuant to the Agreement, we also agreed that if we will have not raised $400,000 prior to June 23, 2005 we would issue to Mr. Levinas additional shares of our common stock in an amount equal to 20% of the issued and outstanding shares of the Company; and if less than $400,000 is raised, then such share amount shall be pro rated based on the actual amount invested. We successfully raised more than the $400,000 in the private placement of units of our securities and were not required to issue additional shares to Mr. Levinas. Pursuant to the Agreement, we also agreed to use our best efforts within the next two years to (a) consummate an equity raise of not less than $1,500,000 dollars at a post-money valuation of not less than $12,000,000; provided, that all equity raises within 120 days after March 23, 2005 which are based on a post-money valuation which is $10,500,000 or greater, shall be counted toward the $1,500,000; or (b) generate revenue for the Battery Brain product in the aggregate amount of $2,000,000. If we will have not achieved either (a) or (b) at any time on or prior to March 23, 2007, then Levinas shall be entitled to receive additional shares of common stock which equals 20% of the outstanding share capital on a fully-diluted basis (calculated as of said date). As further discussed below, by November 2005 we had raised an aggregate of $2,749,000 in a private placement of units of our securities; therefore, we achieved our obligation to consummate an equity raise of not less than $1,500,000 and Mr. Levinas is no longer entitled to receive the additional shares pursuant to the Agreement.

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

Since its purchase of the Battery Brain, the Company has focused on building a management team, establishing operations and contractual arrangements for the manufacture and sale of units of the Battery Brain.

Principal Products and Markets

The Company's only products are its Battery Brain products. The Battery Brain is a small, box-shaped device, whose size and weight is comparable to that of a cellular phone. It is attached to the battery of a motor vehicle and performs two principal functions for the motor vehicle: prevention of battery failure and protection from theft. If the Battery Brain is attached to a car battery, and the car's operator leaves the lights on while the car is turned off, the Battery Brain will prevent the battery from failing, so that the car can be started again without having to recharge such battery. It works by preventing a battery from becoming drained below the level necessary for it to function. The Battery Brain is able to detect when the battery has reached such point and, upon such detection, it automatically disconnects the power from the battery so that the battery will not be drained any further. In addition, the Battery Brain protects the vehicle from being stolen by stopping the battery from powering the engine while the car is turned off, thereby preventing a potential thief from "hot wiring" the engine, a procedure commonly used by thieves to turn on the vehicle's engine without an engine key.

Different versions of the Battery Brain are available, each of which is intended to be used with a different type of motor vehicle. As a result, the Battery Brain can be used on all types of motor vehicles, from passenger cars to light trucks to heavy trucks, buses, tractors, RVs, motorcycles, boats, handicap vehicles or any other motor vehicles that rely on batteries.

Sources and availability of raw materials and the names of principal suppliers

The Company is not dependent upon a small number of suppliers for the raw materials used in the production of the Battery Brain as it expects to have alternative sources available and not to encounter any difficulties in obtaining such raw materials. We will not be dependent upon a small number of customers, as we intend to market the Battery Brain to all users of motor vehicles.

Distribution Methods

The Company has contracted with various distributors for distribution of the Battery Brain products in the United States, Canada, Italy, and Israel. The Company's agreements with its principal distributors are discussed below.

Agreement with Elcart Distribution S.P.A. On January 15, 2006, the Company and Elcart Distribution S.P.A. ("Elcart") entered into a distributorship agreement (the "Elcart Agreement"). Pursuant to the Elcart Agreement, Elcart was appointed as the exclusive distributor of the Company's Type I, Type II, and Type III Battery Brain products in Italy with respect to any person other than a person engaged in the business of manufacturing motor vehicles and other than a national governmental body.

The term of the Agreement is for a one year period expiring on January 15, 2007. The term shall be automatically renewed for successive one year periods unless either party delivers to the other party notice of its intent not to renew no later than 60 days prior to the expiration of the immediately preceding period.

During the term of the Elcart Agreement, Elcart shall purchase from time to time from the Company, and the Company shall manufacture and sell to Superior, units of the Battery Brain Products at certain prices specified therein. Elcart may thereafter resell such units for its own account in Italy to any person other than a person engaged in the business of manufacturing motor vehicles or a person that is a national governmental body. Elcart is not required to purchase any units of the Battery Brain Products; however, prior to every renewal of the agreement, the parties must negotiate in good faith sales targets for such renewal period, and Elcart shall purchase a quantity of units of the Battery Brain Products equal to at least the sales targets agreed to for such renewal period. If Elcart fails to meet the sales targets, the Company may terminate the Agreement and take other remedial actions. During the Term, Elcart is prohibited from manufacturing, marketing, or distributing any items that compete with the Battery Brain Products. In addition, for a one year period after the Term, Elcart may not solicit any customers or employees of the Company.

Agreement with Superior Automotive Company. The Company and Superior Automotive Company ("Superior") entered into a distributorship agreement (the "Superior Agreement"), dated November 30, 2005. Pursuant to the Superior Agreement, Superior was appointed as the exclusive distributor of a customized version of the Company's Battery Brain product in the United States and Canada with respect to new automobile dealerships (excluding dealerships that are original equipment manufacturers). The term of the Superior Agreement is for a one year period expiring on November 30, 2006, renewable annually. Either party may terminate the Superior Agreement upon 60 days prior written notice.

During the term of the Superior Agreement, Superior shall purchase from time to time from the Company, and the Company shall manufacture and sell to Superior, units of the customized Battery Brain product at prices to be negotiated between the parties. Superior may thereafter resell such units for its own account to new automobile dealerships (excluding dealerships that are original equipment manufacturers) located in the United States and Canada. During each year of the Term and any renewals of the Term, Superior shall purchase a quantity of units of the Products equal to at least the sales targets agreed to for the applicable year. The sales targets for the initial one year period and the first renewal period are set forth in the Agreement. With respect to any additional renewals of the Term, sales targets shall be agreed to between the parties for the applicable renewal period prior to such renewal. If Superior fails to meet the sales targets, the Company may terminate the Agreement and take other remedial actions. During the Term, Superior is prohibited from manufacturing, marketing, or distributing any items that compete with the Products. In addition, for a one year period after the Term, Superior may not solicit any customers or employees of the Company.

Competition

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

Intellectual Property

Our intellectual property rights in the Battery Brain products are protected by a patent. The patent does not expire until July 23, 2022.

Employees

The Company has 3 employees, of which all are employed full time.

Item 2.  Properties

On July 1, 2005 the Company signed a one year lease for offices and warehouse facilities at 207 Piaget Ave., Clifton NJ 07011at a monthly rate of $3,000 a month.

Item 3.  Legal Proceedings

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company's property is not the subject of any pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information.

The Company's common stock has been traded on the Over the Counter Bulletin Board ("OTCBB") sponsored by the National Association of Securities Dealers, Inc. under the symbol SMGY. The following table sets forth the range of quarterly high and low closing bids of the common stock as reported on http://finance.yahoo.com during the years ending December 31, 2004 and December 31, 2005:

 ----------------------------- -------------------------------------------
        Financial Quarter               Bid Information*
 ----------------------------- -------------------------------------------
  Year            Quarter          High Bid            Low Bid
 --------- ------------------- ---------------- --------------------------
 2005         Fourth Quarter        $1.60             $0.40
 --------- ------------------- ---------------- --------------------------
              Third Quarter         $1.10             $0.43
 --------- ------------------- ---------------- --------------------------
              Second Quarter        $1.01             $.043
 --------- ------------------- ---------------- --------------------------
              First Quarter         $0.55             $0.20
 --------- ------------------- ---------------- --------------------------
 2004         Fourth Quarter        $1.25             $0.13
 --------- ------------------- ---------------- --------------------------
              Third Quarter         $1.25             $1.25
 --------- ------------------- ---------------- --------------------------
              Second Quarter        $1.25             $0.77
 --------- ------------------- ---------------- --------------------------
              First Quarter         $1.25             $1.25
 --------- ------------------- ---------------- --------------------------

*The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.


Holders

On March 30, 2006, there were approximately 225 holders of record of the Company's common stock.

Dividends

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

Securities Authorized for Issuance Under Equity Compensation Plans

On November 28, 2005, the board of directors resolved to adopt the 2005 Stock Incentive Plan (the "2005 Stock Plan"). In connection with the adoption of the 2005 Stock Plan, the Company reserved 1,000,000 shares of common stock of the Company for future issuance under the plan. The 2005 Stock Plan superseded all previous equity compensation plans of the Company. No equity compensation was awarded under any previous equity compensation plans.

The following table presents certain information as of the end of December 31, 2005 with respect to compensation plans under which equity securities of the Company are authorized for issuance:

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
                                                                                          Column (a))

                                        (a)                              (b)                    (c)
---------------------------- -------------------------- -------------------------- --------------------------
Equity Compensation Plans    0                          0                          0
Approved by Security
Holders
---------------------------- -------------------------- -------------------------- --------------------------
Equity Compensation Plans    0                          0                          1,000,000
Not Approved by Security
Holders
---------------------------- -------------------------- -------------------------- --------------------------
Total
---------------------------- -------------------------- -------------------------- --------------------------


The purpose of the 2005 Stock Plan is to provide incentives to attract, retain, and motivate eligible persons whose present and potential contributions are important to the success of our Company by offering them an opportunity to participate in our future performance through awards of restricted stock and stock bonuses. The Stock Plan offers directors, officers and selected key employees, advisors and consultants of the Company an opportunity to acquire a proprietary interest in the success of the Company, to receive compensation, or to increase such interest, by purchasing shares of the Company's common stock. The Plan provides both for the direct award or sale of shares.

The 2005 Stock Plan is to be interpreted and applied by a committee of our Board of Directors. The Boards's principal responsibilities are the following: (i) designate participants; (ii) determine the type or types of stock awards to be granted to an eligible employee or other individual under the plan; (iii) determine the number of common shares to be covered by awards; (iv) determine the terms and conditions of any award; (v) determine whether, to what extent, and under what circumstances awards may be settled or exercised, or canceled, forfeited or suspended, and the method or methods by which awards may be settled, exercised, canceled, forfeited or suspended; (vi) determine requirements for the vesting of awards or performance criteria to be achieved in order for awards to vest; (vii) determine whether, to what extent and under what circumstances common shares payable with respect to an award under the plan shall be deferred either automatically or at the election of the holder thereof or of the Board; (viii) interpret and administer the plan and any instrument or agreement relating to, or award made under, the plan; (ix) establish, amend, suspend or waive such rules and regulations and appoint such agents as it shall deem appropriate for the proper administration of the plan; and (x) make any other determination and take any other action that the Board deems necessary or desirable for the administration of the plan. Unless otherwise expressly provided in the Plan, all designations, determinations, interpretations and other decisions under or with respect to the Plan or any Award shall be within the sole discretion of the Board, may be made at any time and shall be final, conclusive and binding upon all persons, including the Company, any affiliate, any participant, any holder or beneficiary of any award, any stockholder and any employee. No awards under the 2005 Stock Plan shall be granted after December 31, 2014.

The 2005 Stock Plan provides that 1,000,000 shares of the Company's common stock are reserved for stock awards under thereunder. Stock awards may be granted only to employees or independent contractors (including, officers and directors who are also employees) of the Company or of an affiliate of the Company.

Individual Equity Compensation Arrangements

Pursuant to a Consulting Agreement, dated October 3, 2005, between the Company and Peter Mateja, the Company granted to Mr. Mateja 3,000,000 stock options, each of which gives Mr. Mateja the right to purchase one share of the Company's common stock for $0.15. Such stock options shall vest pro ratably every three months over the three year period commencing three months from October 3, 2005. The vested stock options shall be exercisable until the earlier of five years after vesting or 365 days after Mr. Mateja's termination. All remaining stock options shall automatically vest upon the Company's change in control. The stock options were granted as partial compensation for services rendered by Mr. Mateja in his capacity as the Chief Executive Officer of the Company. In addition to such options, Mr. Mateja will receive an annual base salary of $150,000 and an annual bonus of up to $50,000 based on the Company's performance and meeting established objectives which shall be submitted by Mr. Mateja and approved by the Company's board of directors.

On July 29, 2005, the Company issued options to each of its directors - Joseph Bahat, Jacob Enoch, Amir Uziel, Tamir Levinas, and Aharon Y. Levinas. Such options were issued pursuant to a separate letter agreement entered into between the Company and each director on July 29, 2005. The terms of each letter agreement are identical. Pursuant to the Letter Agreements, each director agreed to serve as a director of the Company until the Annual Meeting of Shareholders that is to be held in 2006. As compensation for his services, each director received options to purchase 345,000 shares of the common stock of the Company for a price of $0.15 per share, exercisable for three years after the date that the stock options vest. Such stock options shall vest quarterly over the three year period commencing three months from the date of the Letter Agreement, so that 28,750 stock options shall vest every three months. In addition, each director shall be paid $4,000 for each year that he serves as director, payable quarterly in arrears. Each director also shall be paid $1,000 for each board or committee meeting at which he is physically present.

Pursuant to an Employment Agreement, dated May 24, 2005, between the Company and Edward Braniff, the Company issued to Edward Braniff options to purchase 1,000,000 shares of the Company's common stock at an exercise price of $0.05 per share. Such options shall vest shall vest pro ratably every three (3) months over three (3) year period commencing on May 24, 2005. The vested options shall be exercisable until the earlier of 5 years after vesting or 365 days after termination of CFO's employment with the Company. The options were issued in consideration for Mr. Braniff's services rendered to the Company in his capacity as Chief Financial Officer. In addition to such options, Mr. Braniff shall receive $140,000, as base salary and an annual bonus of $50,000 based on performance.

On April 22, 2005, the Company entered into separate Consulting Agreements with each of the following individuals: Amir Uziel, who is also a director of the Company; Yoram Drucker; and Lavi Krasnei. As compensation for services rendered thereunder, each consultant received a monthly cash payment of $2,700 and 5,000 shares of common stock of the Company during each month of the agreement's term, commencing as of January 1, 2005. The Consulting Agreements were terminated on December 8, 2005. An aggregate of 60,000 shares were issued to each consultant prior to the termination of his respective agreement.

On April 18, 2005, the Company and Jerome Chaney entered into an Employment Agreement, pursuant to which Mr. Chaney was employed by the Company as its Chief Executive Officer. As compensation for his services, Mr. Chaney was entitled to receive an annual base salary of $160,000, an annual bonus of up to $80,000 based on the Registrant's performance, and 2,650,000 shares of common stock of the Company, which shares will have vested pro ratably every 3 months over a 3-year period commencing on April 18, 2005. The agreement was terminated on June 26, 2005. No shares have been issued to Mr. Chaney.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.

On January 24, 2006, the Company issued 60,000 shares to each of the following persons: Amir Uziel; Tamir Levinas; Shiri Levinas; Yoram Drucker; Lavi Krasney; and David Lubin. Such shares were issued in consideration for consulting services rendered to the Company. The shares were offered and issued pursuant to an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

On January 9, 2006, the Company issued shares to the following persons in the amount set forth next to their name: Yair Alon - 26,250; Guy Bahat - 50,000; Daniel Levi - 40,000; Dov Reznik - 143,750. Such shares were issued in consideration for services rendered to the Company. The shares were offered and issued pursuant to an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

On November 29, 2005, the Company issued shares to the following persons in the amount set forth next to their name:E.G. Europe Assets - 31,250; Eshed Dash Ltd.
- 162,500; Sagi Levinas - 29,500; Dov Reznik - 105,000. Such shares were issued in consideration for services rendered to the Company. The shares were offered and issued pursuant to an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

In November 2005, the Company completed a private placement of units, each unit consisting of one share of common stock, one Class A warrant giving the holder the right to purchase 1 share of stock at $0.45, which is exercisable for 1 year from the date of issuance, and one Class B warrant giving the holder the right to purchase 1 share of stock for $0.75, which is exercisable for 3 years from the date of issuance. However, by resolution of the Company's Board of Directors, dated October 22, 2005, the expiration date of the Class A Warrants was changed to September 30, 2006 and the expiration date of the Class B Warrants was changed to September 30, 2008. Each unit was sold for $0.20 per unit. Commissions in connection with the placement were paid to non-US persons. The units were offered and issued pursuant to an exemption from registration pursuant to Regulation S promulgated by the Securities and Exchange Commission. The Company did not make any offers in the United States, each of the purchasers was outside the United States, and there were no selling efforts in the United States.

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

Purchases of equity securities by the issuer and affiliated purchasers.

None.

Item 6.  Management's Discussion and Analysis or Plan of Operation

Plan of Operation.

Until November 2004, we operated in the trip hazard removal service business. From November 2004 until March 23, 2005, we had no operations and no agreements other than the Letter of Intent to acquire the Battery Brain assets from Purisys. This acquisition was consummated on March 23, 2005. We are now focused on manufacturing, distributing and selling the Battery Brain. In order to finance our operations, we raised capital through the sale of our common stock. We had agreed that if we do not raise $400,000 prior to June 23, 2005 we would issue to Aharon Y. Levinas shares of our common stock in an amount equal to 20% of the issued and outstanding shares of the Company; and if less than $400,000 is raised, then such share amount shall be pro rated based on the actual amount invested. We successfully raised more than the $400,000 and were not required to issue additional shares to Mr. Levinas. In addition, as part of the agreement to acquire the Battery Brain assets, we agreed that within the next 2 years we will use our best efforts to (a) consummate an equity raise of not less than $1,500,000 dollars at a post-money valuation of not less than $12,000,000; provided, that all equity raises within 120 days after March 23, 2005 which are based on a post-money valuation which is $10,500,000 or greater, shall be counted toward the $1,500,000; or (b) generate revenue for the Battery Brain product in the aggregate amount of $2,000,000. By October 2005, we had fulfilled our commitment to raise more than $1,500,000. We raised such funds solely from overseas investors.

At December 31, 2005, the Company's current assets included of cash in the amount of $939,545. Said amount is not sufficient to pay for our operations over the next twelve months, since we intend to produce and market the Battery Brain Product.

As of December 31, 2005, the Company's sales were not sufficient to cover it business operations, marketing costs and consulting fees. Over the next twelve months, the Company intends to engage in the manufacture, distribution and sale of the Battery Brain. The Company is expanding engineering, manufacturing and warehouse capabilities, building a global distribution network, developing processes procedures and controls for contracting, inventory management and distribution agreements. It is likely that the Company will need to raise additional operating capital through the sale of its shares of common stock.

Fiscal Year Ended December 31, 2005 Compared to Fiscal Year Ended December 31, 2004

Results of Operation

During the year ended December 31, 2005, the Company began sales of the Battery Brain product. The Company recorded revenues of $151,257 during 2005 from the sales of its Battery Brain product. The cost of sales for the Battery Brain was $78,167 in 2005. The Company's revenues and cost of sales in 2004 related to its discontinued operations.

The Company's 2005 general and administrative expenses totaling $860,954 consist primarily of professional fees of $128,056, travel costs of $150,538, finance costs of $122,881 and administrative payroll of $251,427. The Company paid or accrued the legal and accounting fees as it completed the necessary SEC filings and audits for the purchase of the Battery Brain business. The Company incurred consulting fees of $871,007 to help develop strategy, screen and recruit key executives, fill interim management positions and complete the roll out of the Battery Brain product. The Company also paid $546,107 in marketing and advertising expense during the year. The marketing and advertising costs were related to developing a marketing plan and marketing materials for the Company. All of the operating expenses for the year ended December, 2004 related to its discontinued operations.

The Company recorded a net loss of $ 2,206,793 or $0.04 per share for the year of 2005 compared to income of $108,183 or $0.09 per share in 2004 from its discontinued operations.

Liquidity and Capital Resources

We currently do not have sufficient resources to finance the Battery Brain operations. The monies which we have raised to date in private placements has been utilized to finance the purchase of the Battery Brain assets. We estimate that we will need approximately $2,000,000 of operating capital for 2006. Although we are confident that we will be able to raise the capital necessary to fund our operations for the next 12 months, there is no assurance that we will be able to obtain such financing in sufficient amounts or on acceptable terms when needed, which could adversely affect our operating results and prospects.

Off Balance Sheet Arrangements.

None

Item 7.   Financial Statements

The financial statements are set forth immediately following the signature page.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 8A.  Controls and Procedures

Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company's management as of a date within the end of the period covered by this Annual Report on Form 10-KSB, the Company's chief executive officer and chief financial officer has concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

Internal Controls Over Financial Reporting

There have not been any changes in the Company's internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company's most recent fiscal year that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

Item 8B.  Other Information

None

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors and Officers.

The following table sets forth the names, ages, and positions with the Company for each of the directors and officers of the Company as of March 30, 2005.

         Name                         Age                Positions and Offices
         -----------------            ---                ---------------------

         Peter Mateja                  55                CEO

         Edward Braniff                56                CFO

         Aharon Y. Levinas             59                CTO and Director

         Joseph Bahat                  74                Chairman

         Jacob Enoch                   56                Director

         Amir Uziel                    41                Director

         Tamir Levinas                 34                Director

The directors of the Company have been elected to serve until the next annual meeting of stockholders and until their successor(s) have been elected and qualified. Officers are appointed by the Board of Directors and serve at the discretion of the Board.Aharon Levinas is the father of Tamir Levinas.

The following is information on the business experience of each director and officer:

Mr. Mateja was the President and Chief Executive Officer of Home and Park Motorhomes, a manufacturer of camper vans having revenues exceeding $100,000,000. Mr. Mateja has been president and chief executive officer and has held general management positions in automotive, medium and heavy duty truck, RV, fire truck and body building manufacturers as well as industrial manufacturers. He has led companies to significant revenue, market share and earnings improvements. Mr. Mateja has led manufacturers such as Navistar International Corporation Canada, E - One Canada, Amerock Canada and SuperPac/Frink. He is also a former president of the Automotive Parts' Manufacturers' Association.

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

Mr. Aharon Y. Levinas was appointed as the Chief Technology Officer and a director of the Registrant as of March 23, 2005. Mr. Levinas is the sole shareholder of Purisys, Inc., a New Jersey corporation which Mr. Levinas established over 10 years ago. Mr. Levinas' sole business activities for the last 10 years has been the development and establishment of the Battery Brain product.

Mr. Bahat has established and directed a Honda distributorship in Israel, served as the Chairman and Chief Executive Officer of Hertz International Franchisee in Israel, been the Managing Director of Hertz Rent aCar (Israel) Ltd., and been the manager of Ford Distributor in Israel. He is currently a member of the board of directors of the United Mizrahi Bank. He is also serving as the Vice President of the Israeli Federation of the Chamber of Commerce, a member of the Israel British Business Counsel, a Chairman of Mosdot House, and as Economic Ambassador of the Ministry of Commerce & Industry.

Mr. Enoch has been the President of Korean Motors Israel- KIA Distributor Israel since June 2004. Since January 2004, he also has been serving as the Chairman of the Board of Directors of the Israeli Car Importers Association. Since December 2003, he has been serving as a member of the board of directors of Alliance Tire Company in Israel. In 2001 and 2000, he served as a member of the board of directors of Europcar Israel. Prior to 2000, Mr. Enoch was engaged in managerial positions with various automobile rental agencies and automobile distributors over the course of more than three decades. Mr. Enoch received an MBA in Marketing from Jerusalem University in Jerusalem, Israel, and a Bec in Mechanical Engineering from Tel Aviv University in Tel Aviv, Israel.

Mr. Uziel became the President and Chief Executive Officer and a director of the Company on November 24, 2004. From 1994 to the present, Mr. Uziel has been an economist for Amir Uziel Consult, a private company providing international business development and marketing advisory services to some of the leading Israeli companies. Prior thereto, Mr. Uziel was Sales and Marketing Manager of Hollandia Sleep Engineering Center Ltd., a furniture chain in Israel. Mr. Uziel received his B.A. from Tel Aviv University School of Economics and Accounting in 1991.

Tamir Levinas, was appointed as a director of the Registrant as of March 23, 2005. Since 1998 he has been the head of Technical Development of Internet Gold (Nasdaq: IGLD), where he is responsible for managing all aspects of the technical department activities, project management and engineering, as well as being responsible for technical vendor relations and procurement. Mr. Levinas received a B.A. in Business and Information Technology Management from Inter-Disciplinary Center in Herzelia, Israel in 2004.

Except as otherwise indicated above, our directors and officers are not directors in any other reporting companies. None of our directors or officers has been affiliated with any company that has filed for bankruptcy within the last five years. The Company is not aware of any proceedings to which any of the Company's officers or directors, or any associate of any such officer or director, is a party adverse to the Company or any of the Company's subsidiaries or has a material interest adverse to it or any of its subsidiaries.

Audit Committee Financial Expert.

The Board of Directors has not established an audit committee and does not have an audit committee financial expert.

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Exchange Act of 1934 requires officers and Directors of the Company and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes in their ownership with the Securities and Exchange Commission, and forward copies of such filings to the Company. We believe, based solely on our review of the copies of such forms and other written representations to us, that during the fiscal year ended December 31, 2005, all reporting persons complied with all applicable Section 16(a) filing requirements.

Code of Ethics. The Company has not yet adopted a Code of Ethics.

Item 10.  Executive Compensation

(a) Summary Compensation. The following table presents certain specific information regarding the compensation of the four most highly paid executive officers (the "Named Executive Officers") during the last three fiscal years. Except as set forth below, we have not paid any executive officer not listed below in excess of $100,000 (including salaries and benefits) during the years ended December 31, 2005, 2004 or 2003.

                           SUMMARY COMPENSATION TABLE

                                      Annual compensation                             Long-term compensation
                              -----------------------------------------    -----------------------------------------------------
                                                                                 Awards                   Payouts
                                                                           ---------------------------    -------
                                                                                          Securities
                                                                                            under-
                                                                           Restricted         Lying                   All other
    Name and                                             Other annual        stock         options/        LTIP        compen-
    principal   Fiscal Year    Salary        Bonus      compensation        award(s)          SARs         Payouts     sation
    position      Covered       ($)           ($)            ($)              ($)             (#)           ($)          ($)
       (a)          (b)         (c)           (d)            (e)              (f)             (g)           (h)          (i)
-------------   ----------   -------         -----      --------------      ---------       ---------      -------     ---------
Joseph F.
Ollivier(1)      2005(1)           0           0              0                                0              0           0
                 2004         24,000           0              0                 0              0              0           0
                 2003         24,000           0              0                 0              0              0           0

Amir Uziel       2005(2)           0           0         38,000                                0              0           0
                 2004              0           0              0                 0              0              0           0

Jerome Chaney    2005(3)      75,000           0              0                 0              0              0           0

Aharon Levinas   2005(4)     142,000                                                   2,650,000

Edward Braniff   2005(5)     115,600                                                   1,000,000(5)

Peter Mateja     2005(6)      37,500           0              0                 0      3,000,000(6)           0           0


(1) Mr. Ollivier was the Chief Executive Officer and a director from January 31, 2004 through November 24, 2004. As of February 20, 2005, the Company issued 250,000 shares to Mr. Ollivier in consideration for consulting services rendered to the Company.
(2) Mr. Uziel became the Chief Executive Officer and a director on November 24, 2004 and resigned on April 17, 2005. On April 22, 2005, the Company entered into a Consulting Agreement with Mr. Uziel. As compensation for services rendered thereunder, Mr. Uziel received a monthly cash payment of $2,700 and 5,000 shares of common stock of the Company during each month of the agreement's term, commencing as of January 1, 2005. The Consulting Agreement was terminated on December 8, 2005. On January 24, 2006, the Company issued to Mr. Uziel 60,000 shares of common stock in consideration for services rendered to the Company.
(3) Mr. Chaney served as CEO from April 18, 2005 until June 26, 2005. On April 18, 2005, the Company and Mr. Chaney entered into an Employment Agreement, pursuant to which Mr. Chaney was employed by the Company as its Chief Executive Officer. As compensation for his services, Mr. Chaney was entitled to receive an annual base salary of $160,000, an annual bonus of up to $80,000 based on the Registrant's performance, and 2,650,000 shares of common stock of the Company, which shares will have vested pro ratably every 3 months over a 3-year period commencing on April 18, 2005. The agreement was terminated on June 26, 2005. No shares have been issued to Mr. Chaney.
(4) Aharon Y. Levinas became our Chief Technology Officer and a director as of March 23, 2005. The

         Company and Mr. Levinas have entered into an agreement having a 4-year term, commencing as of March 23, 2005. In compensation for services rendered thereunder, Mr. Levinas is entitled to a base salary of $160,000, $200,000, $240,000 and $240,000 for each year of the term.
         All benefits to be granted to the individual who will be appointed as our Chief Executive Officer shall be granted to Mr. Levinas as well, including bonuses and stock options. Mr. Levinas shall receive a cell phone and a car allowance. The agreement provides that if Mr. Levinas is terminated during the 4-year term, or is no longer employed by us for any reason during said period, including termination for cause or death, we remain obligated to pay the full amount of payment due to Mr. Levinas thereunder.
(5) Mr. Braniff has been serving as the CFO since May 24, 2005. Pursuant to an Employment Agreement, dated May 24, 2005, between the Company and Mr. Braniff, the Company issued to Edward Braniff options to purchase 1,000,000 shares of the Company's common stock at an exercise price of $0.05 per share. Such options shall vest shall vest pro ratably every three (3) months over three (3) year period commencing on May 24, 2005. The vested options shall be exercisable until the earlier of 5 years after vesting or 365 days after termination of CFO's employment with the Company. The options were issued in consideration for Mr. Braniff's services rendered to the Company in his capacity as Chief Financial
         Officer. In addition to such options, Mr. Braniff shall receive $140,000, as base salary and an annual bonus of $50,000 based on performance.
(6) Mr. Mateja has been serving as the CEO since October 3, 2005. Pursuant to a Consulting Agreement, dated October 3, 2005, between the Company and Peter Mateja, the Company granted to Mr. Mateja 3,000,000 stock options, each of which gives Mr. Mateja the right to purchase one share of the Company's common stock for $0.15. Such stock options shall vest pro ratably every three months over the three year period commencing three months from October 3, 2005. The vested stock options shall be exercisable until the earlier of five years after vesting or 365 days after Mr. Mateja's termination. All remaining stock options shall automatically vest upon the Company's change in control. The stock options were granted as partial compensation for services rendered by Mr. Mateja in his capacity as the Chief Executive Officer of the Company. In addition to such options, Mr. Mateja will receive an annual base salary of $150,000 and an annual bonus of up to $50,000 based on the Company's performance and meeting established objectives which shall be submitted by Mr. Mateja and approved by the Company's board of directors.

(b) Grants of Stock Options and Stock Appreciation Rights. The following table sets forth certain information concerning grants of stock options to the Named Executive Officers during the fiscal year ended December 31, 2005. We have never granted any stock appreciation rights.

------------------------------------------------------------------------------------------------------
                                OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                         [Individual Grants]
------------------------------------------------------------------------------------------------------
     Name            Number of        Percent of total
                    securities           options/SARs
                    underlying            granted to        Exercise or base
               options/SARs granted   employees in fiscal      price ($/Sh)       Expiration date
                        (#) year
     (a)                (b)                  (c)                  (d)                     (e)
------------------------------------------------------------------------------------------------------
Peter Mateja         3,000,000               75%                  0.15                  *(1)
-----------------------------------------------------------------------------------------------------
Edward Braniff       1,000,000               25%                  0.05                  *(2)
------------------------------------------------------------------------------------------------------


(1) Pursuant to a Consulting Agreement, dated October 3, 2005, between the Company and Peter Mateja, the Company granted to Mr. Mateja 3,000,000 stock options, each of which gives Mr. Mateja the right to purchase one share of the Company's common stock for $0.15. Such stock options shall vest pro ratably every three months over the three year period commencing three months from October 3, 2005. The vested stock options shall be exercisable until the earlier of five years after vesting or

         365 days after Mr. Mateja's termination. All remaining stock options shall automatically vest upon the Company's change in control. The stock options were granted as partial compensation for services rendered by Mr. Mateja in his capacity as the Chief Executive Officer of the Company.
(2) Pursuant to an Employment Agreement, dated May 24, 2005, between the Company and Mr. Braniff, the Company issued to Edward Braniff options to purchase 1,000,000 shares of the Company's common stock at an exercise price of $0.05 per share. Such options shall vest shall vest pro ratably every three (3) months over three (3) year period commencing on May 24, 2005. The vested options shall be exercisable until the earlier of 5 years after vesting or 365 days after termination of CFO's employment with the Company. The options were issued in consideration for Mr. Braniff's services rendered to the Company in his capacity as Chief Financial Officer.
(c) Option/ SAR Exercises. The following table provides certain information with respect to the Named Executive Officers concerning the exercise of stock options during the fiscal year ended December 31, 2000 and the value of unexercised stock options held as of such date.

---------------------------------------------------------------------------------------------
          Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values
---------------------------------------------------------------------------------------------
                                                      Number of securities      Value of
                                                           underlying          unexercised
                                                          unexercised          in-the-money
                                                        options/SARs at       options/SARs at
                                                           FY-end (#)           FY-end ($)
                Shares acquired on                       Exercisable/          Exercisable/
     Name         exercise (#)     Value realized ($)    Unexercisable         Unexercisable
      (a)            (b)                  (c)                  (d)                  (e)
---------------------------------------------------------------------------------------------
Peter Mateja          0                    0                3,000,000
---------------------------------------------------------------------------------------------
Edward Braniff        0                    0                1,000,000
---------------------------------------------------------------------------------------------


(c) Long Term Incentive Plan Awards. During the fiscal year ended December 31, 2005, the Company did not make any awards under any long-term incentive plans.

(d)      Compensation of Directors

On July 29, 2005, the Company entered into a separate Letter Agreement with each of its five directors (the "Letter Agreements"): Joseph Bahat, Jacob Enoch, Amir Uziel, Tamir Levinas, and Aharon Y. Levinas. The terms of each Letter Agreement are identical. Pursuant to the Letter Agreements, each director agreed to serve as a director of the Company until the Annual Meeting of Shareholders that is to be held in 2006. The director may be removed from his position at any time by the affirmative vote of the majority of the directors or the affirmative vote of the majority of the Company's shareholders. The director may resign at any time. As compensation for his services, each director shall be paid $4,000 for each year that he serves as director, payable quarterly in arrears. In addition, each director shall be paid $1,000 for each board or committee meeting at which he is physically present. Each director shall also receive options to purchase 345,000 shares of the common stock of the Company for a price of $0.15 per share, exercisable for three years after the date that the stock options vest. Such stock options shall vest every quarterly over the next three years, commencing three months from the date of the Letter Agreement, so that 28,750 stock options shall vest every three months. If the Company undergoes a change in control, all stock options shall vest automatically upon the date of such change in control.


(e) Employment Contracts

Consulting Agreement with Peter Mateja

On October 3, 2005, the Company entered into a Consulting Agreement with Peter Mateja, pursuant to which Mr. Mateja was engaged as the Chief Executive Officer of the Company. As compensation for his services, Mr. Mateja will receive an annual base salary of $150,000 and an annual bonus of up to $50,000 based on the Company's performance and meeting established objectives which shall be submitted by Mr. Mateja and approved by the Company's board of directors. In addition, the Company granted to Mr. Mateja 3,000,000 stock options, each of which gives Mr. Mateja the right to purchase one share of the Company's common stock for $0.15. Such stock options shall vest pro ratably every three months over the three year period commencing three months from October 3, 2005. The vested stock options shall be exercisable until the earlier of five years after vesting or 365 days after Mr. Mateja's termination. All remaining stock options shall automatically vest upon the Company's change in control.

The term of the Consulting Agreement is for one year, commencing on the date thereof. The Company may, without cause and without notice, elect to terminate the Consulting Agreement at any time provided that the Company pays Mr. Mateja under normal payroll practices for the next three months immediately following such termination. The Company may terminate the Consulting Agreement for cause upon notice at anytime, and upon such termination, Mr. Mateja shall be paid the base salary accrued through the termination date. Mr. Mateja may terminate the Consulting Agreement upon 60 days written notice.

During the term and for a period of one year thereafter, Mr. Mateja shall not compete with the Company nor solicit any of the Company's employees or customers. Mr. Mateja agreed to hold the Company's confidential information in strict confidence.

Consulting Agreement with Tamir Levinas

On July 1, 2005, the Company entered into a Consulting Agreement with Tamir Levinas, pursuant to which Mr. Levinas was retained as a consultant for an 8 month term. As compensation for his services, Mr. Levinas was paid $10,000 upopn signing and $2,500 for each month. In addition, Mr. Levinas was entitled to receive 20,000 shares upon signing and 5,000 shares for each month of the term. The Consulting Agreement was terminated on December 8, 2005.

Employment Agreement with Edward Braniff

Pursuant to an Employment Agreement, dated May 24, 2005, between the Company and Edward Braniff, the Company engaged Edward Braniff as its Chief Financial Officer. As compensation for services rendered thereunder, Mr. Braniff shall receive $140,000, as base salary, an annual bonus of $50,000 based on performance, and options to purchase 1,000,000 shares of the Company's common stock at an exercise price of $0.05 per share. Such options shall vest shall vest pro ratably every three (3) months over three (3) year period commencing on May 24, 2005. The vested options shall be exercisable until the earlier of 5 years after vesting or 365 days after termination of CFO's employment with the Company. The options were issued in consideration for Mr. Braniff's services rendered to the Company in his capacity as Chief Financial Officer.

Consulting Agreement with Amir Uziel

On April 22, 2005, the Company entered into a Consulting Agreement with Amir Uziel, a director and also our Chief Executive Officer from November 24, 2004 until April 17, 2005. As compensation for services rendered thereunder, Mr. Uziel received a monthly cash payment of $2,700 and 5,000 shares of common stock of the Company during each month of the agreement's term, commencing as of January 1, 2005. The Consulting Agreement was terminated on December 8, 2005. 60,000 shares were issued to Mr. Uziel pursuant to the agreement.

Consulting Agreement with Aharon Y. Levinas

We have an agreement with Aharon Y. Levinas, who became the Chief Technology Officer and a director as of March 23, 2005. The agreement is for a 4-year term, with a base salary of $160,000, $200,000, $240,000 and $240,000 for each year of the term. All benefits to be granted to the individual who will be appointed as our Chief Executive Officer shall be granted to Levinas as well, including bonuses and stock options. Levinas shall receive a cell phone and a car allowance. The consulting agreement with Levinas provides that if Levinas is terminated during the 4-year term, or is no longer employed by us for any reason during said period, including termination for cause or death, we remain obligated to pay the full amount of payment due Levinas thereunder.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table lists, as of March 30, 2006, the number of shares of Common Stock beneficially owned by (i) each person or entity known to the Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of the Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using "beneficial ownership" concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 63,899, 605 shares of Common Stock issued and outstanding as of March 30, 2006. Unless otherwise provided, the address of each person listed in the following table is c/o Smart Energy Solutions, Inc., 207 Piaget Avenue, Clifton, NJ 07011.


---------------------------------------------------------------------------------------------------
        Officers, Directors, and       Title of Class    No. of Shares         Beneficial Ownership
            5% Stockholders
---------------------------------------------------------------------------------------------------
Peter Mateja                            Common           3,000,000(1)          4.7%
---------------------------------------------------------------------------------------------------
Edward Braniff                                           1,000,000(2)          1.6%
---------------------------------------------------------------------------------------------------

Amir Uziel                              Common           1,942,500(3)

---------------------------------------------------------------------------------------------------
Joseph Bahat                            Common              57,500(3)          Less than 1%
---------------------------------------------------------------------------------------------------
Jacob Enoch                             Common              57,500(3)          Less than 1%
---------------------------------------------------------------------------------------------------
Aharon Y. Levinas                       Common          10,479,250(3)          16.6%%
---------------------------------------------------------------------------------------------------
Tamir Levinas                           Common           2,117,500(3)          3.13%
---------------------------------------------------------------------------------------------------
All directors and
executive officers as a                 Common           18,654,250(1)(2)(3)   26.0%
group (5 persons)
---------------------------------------------------------------------------------------------------

     (1) Pursuant to a Consulting Agreement, dated October 3, 2005, between the Company and Peter Mateja, the Company granted to Mr. Mateja 3,000,000 stock options, each of which gives Mr. Mateja the right to purchase one share of the Company's common stock for $0.15. Such stock options shall vest pro ratably every three months over the three year period commencing three months from October 3, 2005. The vested stock options shall be exercisable until the earlier of five years after vesting or 365 days after

     Mr. Mateja's termination. All remaining stock options shall automatically vest upon the Company's change in control. The stock options were granted as partial compensation for services rendered by Mr. Mateja in his capacity as the Chief Executive Officer of the Company. In addition to such options, Mr. Mateja will receive an annual base salary of $150,000 and an annual bonus of up to $50,000 based on the Company's performance and meeting established objectives which shall be submitted by Mr. Mateja and approved by the Company's board of directors.

     (2) Pursuant to an Employment Agreement, dated May 24, 2005, between the Company and Edward Braniff, the Company issued to Edward Braniff options to purchase 1,000,000 shares of the Company's common stock at an exercise price of $0.05 per share. Such options shall vest shall vest pro ratably every three (3) months over three (3) year period commencing on May 24, 2005. The vested options shall be exercisable until the earlier of 5 years after vesting or 365 days after termination of CFO's employment with the Company. The options were issued in consideration for Mr. Braniff's services rendered to the Company in his capacity as Chief Financial Officer. In addition to such options, Mr. Braniff shall receive $140,000, as base salary and an annual bonus of $50,000 based on performance.

     (3) On July 29, 2005, the Company issued 345,000 options, subject to vesting as described herein, to each of its directors - Joseph Bahat, Jacob Enoch, Amir Uziel, Tamir Levinas, and Aharon Y. Levinas. Such options were issued pursuant to a separate letter agreement entered into between the Company and each director on July 29, 2005, as partial compensation for services rendered by the directors to the Company. The terms of each letter agreement are identical. Each option entitles the holder thereof to purchase one share of the common stock of the Company for a price of $0.15 per share. The options are exercisable for three years after the date that the stock options vest. Such stock options shall vest quarterly over the three year period commencing three months from the date of the Letter Agreement, so that 28,750 stock options shall vest every three months. In addition, each director shall be paid $4,000 for each year that he serves as director, payable quarterly in arrears. Each director also shall be paid $1,000 for each board or committee meeting at which he is physically present.

Item 12.  Certain Relationships and Related Transactions

As of March 6, 2006, the Company has received a lock-up agreement from each of 29 shareholders with respect to an aggregate of 37,029,528 shares (representing 51%) of the Company's common stock. Each lock-up agreement prohibits the shareholder from selling the shares which are specified in such shareholder's lock-up agreement until April 2008, except as follows:

(1) After April 2006, the shareholder may sell 20% of the shares specified in such shareholder's lock-up agreement.

(2) After April 2007, the shareholder may sell 30% of the shares specified in such shareholder's lock-up agreement.

(3) After April 2008, the balance remaining may be sold by the shareholder.

Notwithstanding the foregoing, the shares held by the shareholder may be sold at anytime as long as such sale does not involve the shares being sold on the Over-The-Counter Bulletin Board (or any other exchange or medium where the securities of the Company are listed or quoted), provided that any transferee agrees to be bound by the terms of the lock-up agreement.

On January 24, 2006, the Company issued 60,000 shares to each of the following persons: Amir Uziel, a director; Tamir Levinas, a director; and Shiri Levinas, the daughter of Ahraon Y. Levinas, who is a director. Such shares were issued in consideration for consulting services rendered to the Company. The shares were offered and issued pursuant to an exemption from registration pursuant to
Section 4(2) of the Securities Act of 1933, as amended.

On October 3, 2005, the Company entered into a Consulting Agreement with Peter Mateja, pursuant to which Mr. Mateja was engaged as the Chief Executive Officer of the Company. As compensation for his services, Mr. Mateja will receive an annual base salary of $150,000 and an annual bonus of up to $50,000 based on the Company's performance and meeting established objectives which shall be submitted by Mr. Mateja and approved by the Company's board of directors. In addition, the Company granted to Mr. Mateja 3,000,000 stock options, each of which gives Mr. Mateja the right to purchase one share of the Company's common stock for $0.15. Such stock options shall vest pro ratably every three months over the three year period commencing three months from October 3, 2005. The vested stock options shall be exercisable until the earlier of five years after vesting or 365 days after Mr. Mateja's termination. All remaining stock options shall automatically vest upon the Company's change in control. The term of the Consulting Agreement is for one year, commencing on the date thereof.

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

On July 29, 2005, the Company entered into a separate Letter Agreement with each of its five directors (the "Letter Agreements"): Joseph Bahat, Jacob Enoch, Amir Uziel, Tamir Levinas, and Aharon Y. Levinas. The terms of each Letter Agreement are identical. Pursuant to the Letter Agreements, each director agreed to serve as a director of the Company until the Annual Meeting of Shareholders that is to be held in 2006. The director may be removed from his position at any time by the affirmative vote of the majority of the directors or the affirmative vote of the majority of the Company's shareholders. The director may resign at any time. As compensation for his services, each director shall be paid $4,000 for each year that he serves as director, payable quarterly in arrears. In addition, each director shall be paid $1,000 for each board or committee meeting at which he is physically present. Each director shall also receive options to purchase 345,000 shares of the common stock of the Company for a price of $0.15 per share, exercisable for three years after the date that the stock options vest. Such stock options shall vest every quarterly over the next three years, commencing three months from the date of the Letter Agreement, so that 28,750 stock options shall vest every three months. If the Company undergoes a change in control, all stock options shall vest automatically upon the date of such change in control.

On July 1, 2005, the Company entered into a Consulting Agreement with Tamir Levinas, pursuant to which Mr. Levinas was retained as a consultant for an 8 month term. As compensation for his services, Mr. Levinas was paid $10,000 upopn signing and $2,500 for each month. In addition, Mr. Levinas was entitled to receive 20,000 shares upon signing and 5,000 shares for each month of the term. The Consulting Agreement was terminated on December 8, 2005.

On May 24, 2005, the Company and Edward Braniff entered into and employment agreement pursuant to which Braniff is to be employed by the Company as its Chief Financial Officer. As compensation for his services, Braniff shall receive $140,000, as base salary, an annual bonus of $50,000 based on performance and options for 1,000,000 shares at $ .05 .

We have an agreement with Aharon Y. Levinas, who became the Chief Technology Officer and a director as of March 23, 2005. The agreement is for a 4-year term, with a base salary of $160,000, $200,000, $240,000 and $240,000 for each year of the term. All benefits to be granted to the individual who will be appointed as our Chief Executive Officer shall be granted to Levinas as well, including bonuses and stock options. Levinas shall receive a cell phone and a car allowance. The consulting agreement with Levinas provides that if Levinas is terminated during the 4-year term, or is no longer employed by us for any reason during said period, including termination for cause or death, we remain obligated to pay the full amount of payment due Levinas thereunder.

On April 22, 2005, the Company entered into a Consulting Agreement with Amir Uziel, which was thereafter cancelled by the Company on December 8, 2005. As compensation for his services, Mr. Uziel was issued an aggregate of 60,000 shares and a monthly payment of $2,700.

On April 22, 2005, the Company entered into a Consulting Agreement with Shiri Levinas, pursuant to which Ms. Levinas was issued an aggregate of 60,000 shares and $30,000 as compensation for services rendered. Ms. Levinas is the daughter of Ahron Y. Levinas, a director and officer. The Consulting Agreement was terminated on December 8, 2005.

On December 27, 2004, the following persons, who were directors of the Company at that time, purchased shares of the Company's common stock in connection with an offering of shares by the Company involving a total of 31 persons: Amir Uziel, the President and Chief Executive Officer and a director of the Company, purchased 1,500,000 shares of common stock, and Robert Lubin, a director of the Company, purchased 50,000 shares of Common Stock. The per share purchase price was $0.005 per share.

As of February 20, 2005, the Company issued 250,000 shares to Joseph Ollivier, a former Chief Executive Officer of the Company, in consideration for consulting services rendered to the Company. The shares were offered and issued pursuant to an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Item 13.  Exhibits

---------------- -------------------------------------------- -----------------------------------------------
  Exhibit No.                    Description                                   Where Found
---------------- -------------------------------------------- -----------------------------------------------
3.1              Articles of Incorporation                    Previously    filed    with   the    Company's
                                                              Registration  Statement  on Form 10-SB,  filed
                                                              with the SEC on May 11, 1999
---------------- -------------------------------------------- -----------------------------------------------
3.2              Bylaws                                       Previously    filed    with   the    Company's
                                                              Registration  Statement  on Form 10-SB,  filed
                                                              with the SEC on May 11, 1999
---------------- -------------------------------------------- -----------------------------------------------
4.1              Class A Warrant                              Previously filed with the Company's  Quarterly
                                                              Report on Form  10-QSB for the  quarter  ended
                                                              March  31,  2005,  filed  with  the SEC on May
                                                              23, 2005
---------------- -------------------------------------------- -----------------------------------------------
4.2              Class B Warrant                              Previously filed with the Company's  Quarterly
                                                              Report on Form  10-QSB for the  quarter  ended
                                                              March  31,  2005,  filed  with  the SEC on May
                                                              23, 2005
---------------- -------------------------------------------- -----------------------------------------------
10.1             Letter of Intent                             Previously  filed with the  Company's  Current
                                                              Report  on Form  8-K,  filed  with  the SEC on
                                                              December 17, 2004
---------------- -------------------------------------------- -----------------------------------------------
10.2             Letter,  dated  February 28, 2005,  between  Previously  filed with the  Company's  Current
                 Purisys, Inc. and the Company                Report  on Form  8-K,  filed  with  the SEC on
                                                              March 1, 2005
---------------- -------------------------------------------- -----------------------------------------------
10.3             Asset Purchase  Agreement dated as of March  Previously  filed with the  Company's  Current
                 23, 2005 among the Company,  Purisys,  Inc.  Report  on Form  8-K,  filed  with  the SEC on
                 and Aharon Y. Levinas                        March 28, 2005
---------------- -------------------------------------------- -----------------------------------------------
10.4             Consulting  Agreement dated as of March 23,  Previously  filed with the  Company's  Current
                 2005  between  the  Company  and  Aharon Y.  Report  on Form  8-K,  filed  with  the SEC on
                 Levinas                                      March 28, 2005
---------------- -------------------------------------------- -----------------------------------------------
10.5             Amended     and     Restated     Employment  Previously filed with the Company's  Quarterly
                 Agreement,  dated May 18, 2005  between the  Report on Form  10-QSB for the  quarter  ended
                 Company and Aharon Y. Levinas                March  31,  2005,  filed  with  the SEC on May
                                                                        23, 2005
---------------- -------------------------------------------- -----------------------------------------------
10.6             Form of Regulation S Subscription Agreement  Previously  filed with the  Company's  Current
                                                              Report  on Form  8-K,  filed  with  the SEC on
                                                              December 30, 2004
---------------- -------------------------------------------- -----------------------------------------------
10.7             Distribution  Agreement,  dated January 15,  Previously  filed with the  Company's  Current
                 2006,   between   the  Company  and  Elcart  Report  on Form  8-K,  filed  with  the SEC on
                 Distribution S.P.A.                          January 23, 2006
---------------- -------------------------------------------- -----------------------------------------------
10.8             Distribution Agreement,  dated November 30,  Previously  filed with the  Company's  Current
                 2005,  between  the  Company  and  Superior  Report  on Form  8-K,  filed  with  the SEC on
                 Automotive Company                           January 23, 2006
---------------- -------------------------------------------- -----------------------------------------------
10.9             Employment  Agreement  between  the Company  Previously filed with the Company's  Quarterly
                 and Edward Braniff                           Report on Form  10-QSB for the  quarter  ended
                                                              March  31,  2005,  filed  with  the SEC on May
                                                              23, 2005



---------------- -------------------------------------------- -----------------------------------------------
10.10            Consulting  Agreement  between  the Company  Previously  filed with the  Company's  Current
                 and Peter Mateja                             Report  on Form  8-K,  filed  with  the SEC on
                                                              October 12, 2005
---------------- -------------------------------------------- -----------------------------------------------
31.              Rule 13a-14(a)/15d14(a) Certifications       Attached Hereto
---------------- -------------------------------------------- -----------------------------------------------
32.              Section 1350 Certifications                  Attached Hereto
---------------- -------------------------------------------- -----------------------------------------------

Item 14 Principal Accountant and Fees

Squire & Company, PC has served as the Company's Principal Accountant from June 10, 2002 until May 17, 2005. On May 17, 2006, the Board of Directors of the Company approved and ratified the termination of Squire & Company, PC as its auditors and, simultaneously, approved and ratified the engagement of Chisholm, Bierwolf and Nilson, LLC as its auditors. Their pre-approved fees billed to the Company are set forth below:

                                                   Fiscal year ending              Fiscal year ending
                                                   December 31, 2005                December 31, 2004
                                          -------------------------------------   ----------------------
Audit Fees                                $22,686                                 $15,825
Audit Related Fees                        $7,097                                  $0
Tax Fees                                  $0                                      $1,924
All Other Fees                            $0                                 0    $0


As of December 31, 2005, the Company did not have a formal documented pre-approval policy for the fees of the principal accountant.

The audit reports submitted by Squire & Company, PC for the years ended December 30, 2004 included a modification as to the Company's ability to continue as a going concern. Such modification was based upon the Company's status as a development stage company with no significant operating history. The submitted audit reports contained no adverse opinion, disclaimer of opinion or other modifications or qualifications. Squire & Company, PC did not, during the applicable periods, advise the Company of any of the enumerated items described in Item 304(a)(1) of Regulation S-K. During the relevant periods in which Squire & Company, PC served as the Company's auditors, there were no disagreements between Squire & Company, PC and the Company on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Squire & Company, PC, would have caused Squire & Company, PC to make reference thereto in, or in connection with, its reports on financial statements for the years or such interim period.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             SMART ENERGY SOLUTIONS, INC., INC.

Dated: April 6,  2006                        By: /s/ Peter Mateja
                                                 ----------------
                                             Name: Peter Mateja
                                             Title: Chief Executive Officer

                                             By: /s/ Edward Braniff
                                                 ------------------
                                             Name: Edward Braniff
                                             Title: Chief Financial Officer

                          SMART ENERGY SOLUTIONS, INC.
                             (FKA DATIGEN.COM, INC.)

                              FINANCIAL STATEMENTS

                                December 31, 2005

                                 C O N T E N T S


Reports of Independent Registered Public Accounting Firms............. 3

Balance Sheet......................................................... 5

Statements of Operations ............................................. 5

Statements of Stockholders' Equity  .................................. 7

Statements of Cash Flows ............................................. 9

Notes to the Financial Statements ................................... 10

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To The Board of Directors
Smart Energy Solutions, Inc.
(fka Datigen.com, Inc.)

We have audited the accompanying balance sheet of Smart Energy Solutions, Inc. (fka Datigen.com, Inc.) as of December 31, 2005, and the related statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the PCAOB (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing our procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. As such we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Smart Energy Solutions, Inc. (fka Datigen.com, Inc.) as of December 31, 2005 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred substantial losses from operations and has limited sales of its product which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Chisholm, Bierwolf & Nilson, LLC
Bountiful, Utah
March 27, 2006

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
of Smart Energy Solutions, Inc.
(fka Datigen.com, Inc.)

We have audited the accompanying statements of operations, stockholders' equity and cash flows for the year ended December 31, 2004 of Smart Energy Solutions, Inc. (fka Datigen.com, Inc.). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Smart Energy Solutions, Inc. (fka Datigen.com, Inc.) for the year ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.


Squire & Company, PC

Orem, Utah
April 6, 2005

                          SMART ENERGY SOLUTIONS, INC.
                             (fka Datigen.com, Inc.)
                                  Balance Sheet

                                     ASSETS
                                                                December 31,
                                                                     2005
                                                                -------------
CURRENT ASSETS
   Cash                                                         $     939,545
   Accounts receivable, net                                            15,683
   Inventory                                                          194,654
   Prepaid expenses                                                    23,293
                                                                -------------

   Total Current Assets                                             1,173,175
                                                                -------------

PROPERTY AND EQUIPMENT, net                                            44,800
                                                                -------------

OTHER ASSETS

   Trademark, net                                                       1,288
   Lease deposit                                                        6,000
   Battery technology, net                                             44,292
                                                                -------------

   Total Other Assets                                                  51,580
                                                                -------------

   TOTAL ASSETS                                                 $   1,269,555
                                                                =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Accounts payable and accrued expenses                        $     332,260
                                                                -------------

      Total Current Liabilities                                       332,260
                                                                -------------

      Total Liabilities                                               332,260
                                                                -------------

COMMITMENTS

STOCKHOLDERS' EQUITY

   Preferred stock: no par value; 1,000,000 shares
      authorized; none outstanding                                          -
   Common stock: no par value; authorized 500,000,000
    shares; 63,279,605 shares issued and outstanding                4,060,263
   Accumulated deficit                                             (3,122,968)
                                                                -------------

      Total Stockholders' Equity                                      937,295
                                                                -------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $   1,269,555
                                                                =============
   The accompanying notes are an integral part of these financial statements.

                          SMART ENERGY SOLUTIONS, INC.
                             (fka Datigen.com, Inc.)
                            Statements of Operations

                                                   For the Years Ended
                                                ----------------------------
                                                        December 31,
                                                    2005            2004
                                                ------------    ------------
REVENUES                                        $    151,257    $       --

COST OF SALES                                         78,167            --
                                                ------------    ------------

GROSS MARGIN                                          73,090            --

OPERATING EXPENSES

   General and administrative                        738,073           2,977
   Marketing and advertising                         546,107            --
   Consulting fees                                   871,007            --
                                                ------------    ------------

      TOTAL OPERATING EXPENSES                     2,155,187           2,977
                                                ------------    ------------

LOSS FROM OPERATIONS                              (2,082,097)         (2,977)

OTHER INCOME (EXPENSES)

   Financing expense                                (122,881)           --
   Interest expense                                   (1,815)           --
                                                ------------    ------------

      TOTAL OTHER INCOME (EXPENSES)                 (124,696)           --
                                                ------------    ------------

LOSS FROM CONTINUING OPERATIONS                   (2,206,793)         (2,977)

DISCONTINUED OPERATIONS

   Income from discontinued operations before
    before income tax expense                           --           156,014
   Income tax expense                                   --            44,854
                                                ------------    ------------

      INCOME FROM DISCONTINUED
        OPERATIONS                                      --           111,160
                                                ------------    ------------

NET INCOME (LOSS)                               $ (2,206,793)   $    108,183
                                                ============    ============

BASIC AND DILUTED LOSS
 PER COMMON SHARE

   Loss from continuing operations              $      (0.04)   $      (0.00)
   Income from discontinued operations                  0.00            0.09
                                                ------------    ------------

   NET INCOME (LOSS)                            $      (0.04)   $       0.09
                                                ============    ============

BASIC AND DILUTED WEIGHTED AVERAGE
  NUMBER OF SHARES OUTSTANDING                    53,968,475       1,149,355
                                                ============    ============

   The accompanying notes are an integral part of these financial statements.

                          SMART ENERGY SOLUTIONS, INC.
                             (fka Datigen.com, Inc.)
                            Statements of Operations


                                              Common Stock
                                       --------------------------    Accumulated
                                          Shares        Amount         Deficit         Total
                                       -----------    -----------    -----------    -----------
Balance, December 31, 2003                 860,000    $ 1,236,600    $   (40,468)   $ 1,196,132

Repurchase of common stock                (258,810)      (323,401)          --         (323,401)

Common stock issued for cash            35,916,666        179,583           --          179,583

Distribution of shares of subsidiary
 to shareholders, November 19, 2004           --             --         (983,890)      (983,890)
Net income for the year ended
 December 31, 2004                            --             --          108,183        108,183
                                       -----------    -----------    -----------    -----------

Balance, December 31, 2004              36,517,856      1,092,782       (916,175)       176,607

Common stock issued for cash            25,591,749      2,749,600           --        2,749,600

Common stock issued for services         1,170,000        234,000           --          234,000

Value of warrants issued for
  financing                                   --          122,881           --          122,881

Stock offering costs                          --         (139,000)          --         (139,000)

Net loss for the year ended
 December 31, 2005                            --             --       (2,206,793)    (2,206,793)
                                       -----------    -----------    -----------    -----------

Balance, December 31, 2005              63,279,605    $ 4,060,263    $(3,122,968)   $   937,295
                                       ===========    ===========    ===========    ===========









   The accompanying notes are an integral part of these financial statements.

                          SMART ENERGY SOLUTIONS, INC.
                             (fka Datigen.com, Inc.)
                      Statements of Cash Flows (Continued)


                                                                  For the Years Ended
                                                                       December 31,
                                                               --------------------------
                                                                  2005            2004
                                                               -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                    $(2,206,793)   $   108,183
   Adjustments to reconcile net loss to net cash used
      by operating activities:
      Income from discontinued operations                             --         (111,160)
      Allowance for bad debts                                        8,637           --
      Depreciation and write off of fixed assets                    60,225           --
      Warrants issued for financing                                122,881           --
      Amortization                                                   7,888           --
      Common stock issued for services                             234,000           --
   Changes in operating assets and liabilities:
      Discontinued operations                                         --          154,010
      (Increase) Decrease in accounts receivable                   (24,320)          --
      (Increase) Decrease in inventory                            (126,763)          --
      (Increase) Decrease in prepaid expenses                      (23,293)          --
      Increase (Decrease) in accounts payable and
       accrued expenses                                            330,735          1,525
                                                               -----------    -----------

         Net Cash Provided in Operating Activities              (1,616,803)       152,558
                                                               -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES

   Purchase of intangible assets                                    (7,359)          --
   Purchases of property and equipment                            (105,025)      (120,000)
Discontinued operations                                               --          (95,000)
                                                               -----------    -----------

         Net Cash Used in Investing Activities                    (112,384)      (215,000)
                                                               -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES

   Cash distributed to shareholders with stock of subsidiary          --          (80,050)
   Repurchase of common stock                                         --         (323,401)
   Common stock issued for cash                                  2,610,600        179,583
                                                               -----------    -----------

      Net Cash Provided by Financing Activities                  2,610,600       (223,868)
                                                               -----------    -----------

NET INCREASE (DECREASE) IN CASH                                    881,413       (286,310)
                                                                              -----------

CASH AT BEGINNING OF YEAR                                           58,132        344,442
                                                               -----------    -----------
CASH AT END OF YEAR                                            $   939,545    $    58,132
                                                               ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                          SMART ENERGY SOLUTIONS, INC.
                             (fka Datigen.com, Inc.)
                      Statements of Cash Flows (Continued)


                                                   For the Years Ended
                                                       December 31,
                                             -----------------------------------
                                                2005                    2004
                                             ----------             -----------



SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION:

Cash paid during the year for:
   Interest                                  $    1,815             $        -
   Income taxes                              $        -             $        -

NON-CASH FINANCING AND INVESTING
   ACTIVITIES:

   Common stock issued for services          $  234,000             $        -
   Warrants issued for financing             $  122,881             $        -
















   The accompanying notes are an integral part of these financial statements.

                          SMART ENERGY SOLUTIONS, INC.
                             (fka Datigen.com, Inc.)
                        Notes to the Financial Statements
                           December 31, 2005 and 2004


NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          a. Business and Organization

          This summary of significant accounting policies of Smart Energy Solutions, Inc. (fka Datigen.com, Inc.) (the Company) is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

          Nature of Operations - Smart Energy Solutions, Inc., (fka Datigen.com, Inc.), was incorporated in the State of Utah on February 10, 1999, for the purpose of developing and marketing various Internet and
          Internet-related products and services. Until March 23, 2005, the Company was considered to be in the developmental stage in accordance with SFAS No. 7. On March 23, 2005, the Company purchased inventory, manufacturing molds and technology from Purisys, Inc. whereby it became a producer of an electronic control for vehicle batteries, known as the "Battery Brain", which is intended to keep the batteries from discharging to the point that the vehicle can not be started. It is also intended to prevent the vehicle from being started without using the ignition system by what it commonly known as hot wiring. The Company has been selling the Battery Brain from that date on a wholesale basis through distributors and a retail basis over the internet. A special meeting of the shareholders of the Company was held on August 22, 2005. At the Meeting, the shareholders approved the change of the Company's state of incorporation from Utah to Nevada by the merger of the Company with and into its wholly owned subsidiary, Smart Energy Solutions, Inc., a Nevada corporation. The shareholders also authorized the differences between the Articles of Incorporation of Smart Energy Solutions, Inc. and the Certificate of Incorporation of the Company, including changing the Company's name from Datigen.com, Inc. to Smart Energy Solutions, Inc., increasing the number of shares of the authorized common stock of the Company from 50,000,000 to 500,000,000 shares of common stock and authorization of a class of 1,000,000 million shares of preferred stock.

          Stock Based Compensation - The Company did not grant any stock options to employees during the years ended December 31, 2005 or 2004, and all outstanding stock options were cancelled on November 24, 2004. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation expense has been recognized for stock options granted to employees. But, had compensation expense for the Company's stock options been determined based on the fair value at the grant date consistent with the provision of SFAS No. 123, there also would have been no compensation expense recognized for the years ended December 31, 2005 or 2004, and the Company's results of operations would have been the same as reported in the Statements of Income presented herein.

          Fair  Value  of  Financial   Instruments  -  The  Company's  financial
          instruments consist of cash and accounts payable. The carrying amounts approximate fair value because of the short-term nature of the items.

                          SMART ENERGY SOLUTIONS, INC.
                             (fka Datigen.com, Inc.)
                        Notes to the Financial Statements
                           December 31, 2005 and 2004

NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          (Continued)

          Concentration of Credit Risk - As of December 31, 2005, $30,041 of the Company's cash is held in trust by the Company's outside legal counsel. Also at December 31, 2005, $809,504 of the Company's cash is held in a single banking institution in excess of the federally insured limits.

          Earnings (Loss) Per Share - The computation of basic earnings (loss) per common share is based on the weighted average number of shares outstanding during each period.

          BASIC AND DILUTED LOSS                   December 31,
            PER COMMON SHARE                   2005           2004
                                            ----------   -------------

          Loss from continuing operations   $    (0.04)  $       (0.00)
          Income from discontinued
            operations                            0.00            0.09
                                            ----------   -------------

                                            $   (0.04)   $       0.09
                                            ==========   =============

          BASIC AND DILUTED WEIGHTED
           AVERAGE NUMBER OF SHARES
           OUTSTANDING                      53,968,475       1,149,355
                                            ==========   =============

          The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus the common stock equivalents which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the year. The Company had no common stock equivalents at December 31, 2004. Common stock equivalents were not included in the computation of loss per share at December 31, 2005 because they are anti-dilutive. At December 31, 2005 there are 27,480,000 common stock equivalents outstanding.

          Cash and Cash Equivalents-For purposes of financial statement presentation, the Company considers all highly liquid investments with a maturity of three months or less, from the date of purchase, to be cash equivalents.

          Use of Estimates-The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          Revenue Recognition-The Company's revenues originate from sales of the Company's Battery Brain product. The Company recognizes the revenue from such sales when the sale has been completed, the product delivered to and accepted by the purchaser, and collectibility is reasonably assured.

                          SMART ENERGY SOLUTIONS, INC.
                             (fka Datigen.com, Inc.)
                        Notes to the Financial Statements
                           December 31, 2005 and 2004

NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          (Continued)

          Research and Development-The Company follows the policy of expensing its research and development costs in the period in which they are incurred.

          Inventory-The Company's inventory is composed of Battery Brain units and memory chips for the Battery Brain. The inventory is recorded at the lower of cost or market.

          Accounts Receivable- Accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Specific reserves are estimated by management based on certain assumptions and variables, including the customer's financial condition, age of the customer's receivables, and changes in payment histories. As of December 31, 2005 and 2004, an allowance for doubtful receivables $1,743 and $0, respectively, was considered necessary. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when received.

          Income Taxes-Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will to be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

          Net deferred tax assets consist of the following components as of December 31, 2005 and 2004:

                                            2005            2004
                                         ----------      ---------

          Deferred tax assets:
                NOL Carryover            $  772,937      $   1,161

          Deferred tax liabilities:               -              -

          Valuation allowance              (772,937)        (1,161)
                                         ----------      ---------

          Net deferred tax asset         $        -      $       -
                                         ==========      =========

          The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended December 31, 2005 and 2004 due to the following:

                          SMART ENERGY SOLUTIONS, INC.
                             (fka Datigen.com, Inc.)
                        Notes to the Financial Statements
                           December 31, 2005 and 2004


NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          (Continued)

                                                  2005            2004
                                              -----------     -----------

          Book Loss from Operations           $  (860,649)    $     (1,161)
          Warrants issued for financing            47,923                -
          Common stock issued for services         40,950                -
          Valuation allowance                     771,776            1,161
                                              -----------     -----------

                                              $         -     $          -
                                              ===========     ===========

          At December 31, 2005, the Company had net operating loss carryforwards of approximately $2,895,000 that may be offset against future taxable income from the year 2024 through 2025. No tax benefit has been reported in the December 31, 2005 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

          Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

          Battery Technology-On March 23, 2005, the Company purchased the technology to its Battery Brain product for $52,109. The technology is being amortized over a period of 5 years. Costs associated with the trademark on the Battery Brain product of $1,431 are also capitalized and are pending or are being developed are not being amortized. Amortization expense for the years ended December 31, 2005 and 2004 was $7,959 and $-0-, respectively.

          Future Amortization of these Costs is as follows:

          2006        $10,708
          2007        $10,708
          2008        $10,708
          2009        $10,708
          2010        $ 2,749

          The Company evaluates the recoverability of intangibles and reviews the amortization period on a continual basis utilizing the guidance of SFAS No. 142, "Goodwill and Other Intangible Assets." Several factors are used to evaluate intangibles, including, but not limited to, management's plans for future operations, recent operating results and projected, undiscounted cash flows.

          Property and Equipment-The Company's property and equipment are comprised of the following December 31, 2005:

          Office equipment                 $    13,723
          Trade show booth                       4,650
          Molds                                 22,500
          Leasehold improvements                 9,666
          Accumulated depreciation              (5,739)
                                           -----------

          Net Property and Equipment       $    44,800
                                           ===========

                          SMART ENERGY SOLUTIONS, INC.
                             (fka Datigen.com, Inc.)
                        Notes to the Financial Statements
                           December 31, 2005 and 2004


NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          (Continued)

          The equipment is depreciated over its estimated useful life of 5 years under the straight-line method. Depreciation expense for the years ended December 31, 2005 and 2004 was $11,279 and $-0-, respectively. During the year ended December 31, 2005, the Company determined that molds with a depreciated book value of $48,946 were no longer usable accordingly it recorded an impairment of the full amount.

          Recent Accounting Pronouncements-During the year ended December 31, 2005, the Company adopted the following accounting pronouncements:

          SFAS No. 151 -- In November  2004,  the FASB issued SFAS No. 151 (SFAS
          151), "Inventory Costs". SFAS 151 amends ARB No. 43, Chapter 4. This statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 is the result of a broader effort by the FASB and the IASB to improve financial reporting by eliminating certain narrow differences between their existing accounting standards. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS 151 will not have a material impact on the results of operations or financial position of the company as it does not have inventory.

          SFAS No. 153 -- In December  2004,  the FASB issued SFAS No. 153 (SFAS
          153) "Exchange of Non-monetary assets". This statement was a result of a joint effort by the FASB and the IASB to improve financial reporting by eliminating certain narrow differences between their existing accounting standards. One such difference was the exception from fair value measurement in APB Opinion No. 29, Accounting for Non-Monetary Transactions, for non-monetary exchanges of similar productive assets. SFAS 153 replaces this exception with a general exception from fair value measurement for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for non-monetary assets exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 will not have a material effect on the Company's financial position or results of operations.

          SFAS No. 154--In May 2005, the Financial Accounting Standards Board, issued Statement of Financial Accounting Standards ("SFAS, No. 154"), "Accounting Changes and Error Corrections," which replaces Accounting Principles Board Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements -- An Amendment of APB Opinion No. 28". SFAS No. 154 provides guidance on accounting for and reporting changes in accounting principle and error corrections. SFAS No. 154 requires that changes in accounting principle be applied retrospectively to prior period financial statements and is effective for fiscal years beginning after December 15, 2005. The Company does not expect SFAS No. 154 to have a material impact on our consolidated financial position, results of operations, or cash flows.

                          SMART ENERGY SOLUTIONS, INC.
                             (fka Datigen.com, Inc.)
                        Notes to the Financial Statements
                           December 31, 2005 and 2004


NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          (Continued)

          The following accounting pronouncement has not yet been adopted by the
          Company:

          SFAS No. 123(R) -- In December 2004, the FASB issued SFAS No. 123 (Revised 2004) (SFAS 123 (R)) "Share-based payment". SFAS 123 (R) will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be re-measured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. FASB 123 (R) replaces FASB 123, Accounting for Stock-Based Compensation and supersedes APB option No. 25, Accounting for Stock Issued to
          Employees. This guidance is effective as of the first interim or annual reporting period after December 15, 2005 for Small Business filers.

          Advertising and Marketing-The Company expenses advertising costs in the period in which they are incurred. Advertising and marketing expense was $546,107 and $-0- for the years ended December 31, 2005 and 2004, respectively.

NOTE 2 -  GOING CONCERN

          The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. Historically, the Company has incurred significant annual losses, which have resulted in an accumulated deficit of $3,000,087 at December 31, 2005 which raises substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company increasing sales to the point it becomes profitable. The Company may need to raise additional capital for marketing to increase its sales. If the Company is unable to increase sales sufficiently or obtain adequate capital, it could be forced to cease operation. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

          Management plans to increase sales by increasing its marketing program and to obtain additional capital from the private placement of shares of its common stock. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

                          SMART ENERGY SOLUTIONS, INC.
                             (fka Datigen.com, Inc.)
                        Notes to the Financial Statements
                           December 31, 2005 and 2004

NOTE 3-   COMMON STOCK

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

          In October 2005, the Company issued 1,368,333 common shares pursuant to the offering described above.

NOTE 4-   COMMON STOCK PURCHASE WARRANTS

          On January 1, 2005, the Company authorized the sale of its units. Each unit consisted of one share of common stock and a Class A warrant to purchase one share of common stock at $0.45 (exercisable for 1 year) and a Class B warrant to purchase one share at $0.75 (exercisable for 3 years).

                          SMART ENERGY SOLUTIONS, INC.
                             (fka Datigen.com, Inc.)
                        Notes to the Financial Statements
                           December 31, 2005 and 2004

NOTE 4-   COMMON STOCK PURCHASE WARRANTS (Continued)

          The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock issued to non-employees of the Company. These warrants were granted in lieu of cash compensation for services performed or financing expenses.

                                         Warrants Outstanding                                   Warrants Exercisable
                       ---------------------------------------------------------  -------------------------------------------------

                                                             Weighed Average
                                          Number shares      Contractual Life                            Weighted Average Exercise
            Year        Exercise Price     outstanding           (Years)            Number Exercisable            Price
          ----------------------------------------------------------------------  -------------------------------------------------
              2005           $0.75          13,740,000                    3               13,740,000                     $0.75
              2005           $0.45          13,740,000                    1               13,740,000                     $0.45

          Transactions involving the Company's warrant issuance are summarized as follows:

                                                                                                              Weighted Average
                                                                                      Number of Shares         Exercise Price
                                                                                  -------------------------------------------------
                       Outstanding as of January 1, 2004                                      -                         -

                       Granted                                                                -                         -
                       Exercised
                       Cancelled
                                                                                  -------------------------------------------------
                       Outstanding at December 31, 2004                                       -                         -

                       Granted                                                            27,480,000                  $0.60
                       Exercised                                                              -                         -
                       Cancelled                                                              -                         -
                                                                                  -------------------------------------------------
                       Outstanding at December 31, 2005                                   27,480,000                  $0.60
                                                                                  =================================================


The estimated value of the compensatory warrants (using a $0.20 valuation based upon a valuation date of January 1, 2005) granted to non-employees in exchange for services and financing expenses was determined using the Black-Scholes pricing model and the following assumptions: expected term of 1 to 3 years, a risk free interest rate of 3.50%, a dividend yield of 0% and volatility of 21.68%. The amount of the expense charged to operations for compensatory warrants granted in exchange for services was $122,881 and $0 during the years ended December 31, 2005 and 2004, respectively.

All valuations of common stock and equity issued for services were based upon value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered.

                          SMART ENERGY SOLUTIONS, INC.
                             (fka Datigen.com, Inc.)
                        Notes to the Financial Statements
                           December 31, 2005 and 2004


NOTE 5-   DISCONTINUED OPERATIONS AND DISTRIBUTION TO SHAREHOLDERS

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

          The accompanying financial statements have been restated to reflect the operations of PPC as discontinued.

                                                             For the Year Ended
                                                                December 31,
                                                                   2004
                                                                ---------
          Revenues                                              $ 643,226
          Direct operating costs                                 (270,099)
          General and administrative                             (249,837)
          Other income (expense)                                   32,724
                                                                ---------

          Net loss before income taxes                            156,014
          Income tax expense                                       44,854
                                                                ---------

          Net income                                            $ 111,160
                                                                =========

          The net assets of the discontinued operations were composed of the following:

          Cash                                                  $  80,050
          Other current assets                                    572,887
          Property and equipment                                   30,289
          Intangible assets                                       387,344
          Accounts payable and accrued
           expenses                                               (86,680)
                                                                ---------

          Net assets                                            $ 983,890
                                                                =========

NOTE 6-   COMMITMENTS AND CONTINGENCIES

          The Company has entered into a one year lease for its office which expires in July of 2006. Future lease commitments are $21,000 for 2006. The Company incurred rent expense of $27,000 and $0 in 2005 and 2004, respectively.