Form 10QSB
period 2006-03-31
Smart Energy Solutions, Inc.
filed 2006-05-12
CIK 1086082

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarter ended March 31, 2006

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _____ to _____

                         Commission File Number: 0-26027


                          SMART ENERGY SOLUTIONS, INC.
                          ----------------------------
        (Exact name of small business issuer as specified in its charter)


               Nevada                                    20-3353835
               ------                                    ----------
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

Number of shares of common stock outstanding as of March 31, 2006: 65,381,748 shares of common stock.

Transitional Small Business Format Yes |_| No |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

                                TABLE OF CONTENTS


                                                                          Page
PART I
Item 1. Financial Statements ............................................   3
Item 2. Management's Discussion and Analysis or Plan of Operation .......  10
Item 3. Controls and Procedures .........................................  14
PART II
Item 1. Legal Proceedings ...............................................  15
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds .....  15
Item 3. Defaults Upon Senior Securities .................................  15
Item 4. Submission of Matters to a Vote of Security Holders .............  15
Item 5. Other Information ...............................................  15
Item 6. Exhibits ........................................................  15

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS.












                          SMART ENERGY SOLUTIONS, INC.

                              FINANCIAL STATEMENTS

                      MARCH 31, 2006 AND DECEMBER 31, 2005

                          SMART ENERGY SOLUTIONS, INC.
                                 Balance Sheets

                                     ASSETS
                                     ------
                                                                                    March 31,              December 31,
                                                                                     2006                     2005
                                                                               --------------------    ---------------------
                                                                                   (Unaudited)
CURRENT ASSETS
     Cash                                                                      $           339,024     $            939,545
     Accounts receivable                                                                   140,231                   15,683
     Inventory                                                                             305,765                  194,654
     Prepaid expenses                                                                       11,206                   23,293
                                                                               --------------------    ---------------------
           Total Current Assets                                                            796,226                1,173,175
                                                                               --------------------    ---------------------
PROPERTY AND EQUIPMENT, net                                                                 44,818                   44,800
                                                                               --------------------    ---------------------
OTHER ASSETS
     Trademark, net                                                                          1,216                    1,288
     Lease deposit                                                                           6,000                    6,000
     Battery technology, net                                                                41,687                   44,292
                                                                               --------------------    ---------------------
           Total Other Assets                                                               48,903                   51,580
                                                                               --------------------    ---------------------
           TOTAL ASSETS                                                        $           889,947     $          1,269,555
                                                                               ====================    =====================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES

     Accounts payable and accrued expenses                                     $           111,393     $            332,260
                                                                               --------------------    ---------------------
           Total Current Liabilities                                                       111,393                  332,260
                                                                               --------------------    ---------------------
           TOTAL LIABILITIES                                                               111,393                  332,260
                                                                               --------------------    ---------------------
STOCKHOLDERS' EQUITY

     Preferred stock:no par value;1,000,000 shares
       authorized; none outstanding
     Common stock, no par value; 500,000,000 shares authorized; 63,279,605
       and 63,899,605 shares issued and outstanding, respectively                        4,653,655                4,060,263
     Accumulated deficit                                                                (3,875,101)              (3,122,968)
                                                                               --------------------    ---------------------
           Total Stockholders' Equity                                                      778,554                  937,295
                                                                               --------------------    ---------------------
           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $           889,947     $          1,269,555
                                                                               ====================    =====================

              The accompanying notes are an integral part of these
                        condensed financial statements.

                          SMART ENERGY SOLUTIONS, INC.
                            Statements of Operations
                                  (Unaudited)


                                                   For the Three
                                                   Months Ended
                                                     March 31,
                                       ---------------------------------------
                                              2006                2005
                                       ------------------- -------------------


REVENUES                                 $        209,834    $          2,223

COST OF GOODS SOLD                                 88,239               8,536
                                       ------------------- -------------------

      GROSS PROFIT                                121,595              (6,313)
                                       ------------------- -------------------

OPERATING EXPENSES

      General and administrative                  265,623              25,710
      Marketing and advertising                   105,059                   -
      Consultation fees                           504,143             374,680
                                       ------------------- -------------------

            Total Expenses                        874,825             400,390
                                       ------------------- -------------------

LOSS FROM OPERATIONS                             (753,230)           (406,703)
                                       ------------------- -------------------

OTHER INCOME (EXPENSES)

      Interest income                               1,097                   -
                                       ------------------- -------------------

        Total Other Income (Expenses)               1,097                   -
                                       ------------------- -------------------

NET LOSS                                 $       (752,133)   $       (406,703)
                                       =================== ===================

BASIC LOSS PER SHARE                     $          (0.01)   $          (0.01)
                                       =================== ===================

BASIC WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                           63,665,827          38,060,252
                                       =================== ===================


              The accompanying notes are an integral part of these
                        condensed financial statements.

                          SMART ENERGY SOLUTIONS, INC.
                            Statements of Cash Flows
                                  (Unaudited)

                                                                          For the Three
                                                                           Months Ended
                                                                             March 31,
                                                                -------------------------------------
                                                                     2006                2005
                                                                ------------------  -----------------

CASH FLOWS FROM OPERATING ACTIVITIES

     Net loss                                                   $        (752,133)  $       (406,703)
     Adjustments to reconcile net loss to
       net cash used by operating activities:
           Common stock and options issued for services                   503,392            150,000
           Depreciation and amortization                                    5,338              1,108
     Changes in operating assets and liabilities:
           Decrease in prepaid expenses                                    12,087                  -
           Increase in accounts receivable                               (124,549)              (882)
           Increase in inventory                                         (111,111)           (60,292)
           Decrease in other assets                                             -            120,000
           Increase (decrease) in accounts payableand
             accrued expenses and accrued expenses                       (220,866)             8,632
                                                                ------------------  -----------------

                Net Cash Used by Operating Activities                    (687,842)          (188,137)
                                                                ------------------  -----------------

CASH FLOWS FROM INVESTING ACTIVITIES

           Purchase of equipment                                           (2,679)           (66,486)
                                                                ------------------  -----------------

                Net Cash Used by Investing Activities                      (2,679)           (66,486)
                                                                ------------------  -----------------

CASH FLOWS FROM FINIANCING ACTIVITIES

           Common stock issued for cash                                    90,000            480,000
                                                                ------------------  -----------------

                Net Cash Provided by Financing Activities                  90,000            480,000
                                                                ------------------  -----------------

           NET INCREASE (DECREASE) IN CASH                               (600,521)           225,377

           CASH AT BEGINNING OF PERIOD                                    939,545             58,132
                                                                ------------------  -----------------

           CASH AT END OF PERIOD                                $         339,024   $        283,509
                                                                ==================  =================

              The accompanying notes are an integral part of these
                        condensed financial statements.

                                DATIGEN.COM, INC.
                      Statements of Cash Flows (Continued)
                                  (Unaudited)




                                                                          For the Three
                                                                           Months Ended
                                                                             March 31,
                                                                -------------------------------------
                                                                      2006                2005
                                                                ------------------  -----------------


SUPPLIMENTAL DISCLOSURES OF
     CASH FLOW INFORMATION

           Common stock issued for services                     $         503,392   $        150,000
           Common stock issued for battery technology                           -             52,109
















              The accompanying notes are an integral part of these
                         condensed financial statements.

                          SMART ENERGY SOLUTIONS, INC.
                             (FKA DATIGEN.COM, INC.)
                   Notes to the Condensed Financial Statements
                      March 31, 2006 and December 31, 2005


NOTE 1 - CONDENSED FINANCIAL STATEMENTS

         The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2006, and for all periods presented herein, have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2005 audited financial statements. The results of operations for the periods ended March 31, 2006 and 2005 are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

         The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. Historically, the Company has incurred significant annual losses, which have resulted in an accumulated deficit of $3,875,101 at March 31, 2006 which raises substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company increasing sales to the point it becomes profitable. The Company may need to raise additional capital for marketing to increase its sales. If the Company is unable to increase sales sufficiently or obtain adequate capital, it could be forced to cease operation. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

         Management plans to increase sales by increasing its marketing program and to obtain additional capital from the private placement of shares of its common stock. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

                          SMART ENERGY SOLUTIONS, INC.
                             (FKA DATIGEN.COM, INC.)
                   Notes to the Condensed Financial Statements
                      March 31, 2006 and December 31, 2005



NOTE 3 - EQUITY ACTIVITY

         During the three  months  ended  March 31,  2006,  the  Company  issued
         200,000 shares of its common stock to an unrelated investor for an aggregate cash inflow of $90,000 upon the exercise of its warrants at $0.45 per share. Additionally, the Company issued 420,000 shares of common stock at $0.81 per share for services rendered during the period.

         The Company has granted common stock purchase options to certain of its employees and consultants. The options vest according to the terms of the contracts with the employees and consultants (usually 1 to 3 years). The option price is also determined in accordance with the terms of the contracts (usually $0.00 to $0.45 per share). During the three months ended March 31, 2006 the Company recorded an expense of $208,552 for the value of the options granted as computed using the Black-Scholes formula.

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

Plan of Operation

As of March 31, 2006, the Company had minimal business operations, revenues, or assets. Over the next twelve months, the Company intends to engage in the manufacture, distribution and sale of the Battery Brain. The Company is expanding engineering, manufacturing and warehouse capabilities, building a global distribution network, developing processes procedures and controls for contracting, inventory management and distribution agreements. The Company has contracted with various distributors for distribution of the Battery Brain products in the United States, Canada, Italy, and Israel.

On January 15, 2006, the Company and Elcart Distribution S.P.A. ("Elcart") entered into a distributorship agreement. Pursuant to such agreement, Elcart was appointed as the exclusive distributor of the Company's Type I, Type II, and Type III Battery Brain products in Italy with respect to any person other than a person engaged in the business of manufacturing motor vehicles and other than a national governmental body. The term of the Agreement is for a one year period expiring on January 15, 2007.

The Company and Superior Automotive Company ("Superior") entered into a distributorship agreement, dated November 30, 2005. Pursuant to the agreement, Superior was appointed as the exclusive distributor of a customized version of the Company's Battery Brain product in the United States and Canada with respect to new automobile dealerships (excluding dealerships that are original equipment manufacturers). The term of the Superior Agreement is for a one year period expiring on November 30, 2006, renewable annually. Either party may terminate the Superior Agreement upon 60 days prior written notice.

Results of Operation

For the three months ended March 31, 2006, the Company's sales of the Battery Brain product continued to grow. The Company recorded revenues of $209,465 during the first quarter of 2006 from the sales of its Battery Brain products. The cost of sales for the Battery Brain was $88,239 in the first three months of 2006. The Company revenues and cost of sales in the corresponding quarter of 2005 were $2,223 and $8,535, respectively. The growth in sales was the result of the Company's aggressive marketing program which includes advertising in trade publications and on the internet and marketing in trade shows and direct sales to wholesalers. Sales are expected to continue to grow in the second quarter and through out the remainder of 2006.

The Company's first quarter operating expenses consist primarily of consulting fees. The Company incurred consulting fees of $504,143 to help create public awareness, refine its products and to fill interim management positions compared to $374,680 in the first quarter of 2005. $373,092 and $229,438 of these expenses were paid in shares and options issued to employees and consultants in 2006 and 2005, respectively. Due to its limited cash resources the Company pays for these services using its equity instruments. The Company plans to discontinue using stock and warrants to pay its expenses if it can become adequately capitalized. The Company also paid $105,059 in marketing and advertising expense during the quarter compared to $-0- in 2005. The marketing and advertising costs were related to the Company's marketing plan and marketing materials. The Company incurred $90,621 in wages to its employees in 2006 compared to $-0- in 2005. The Company believes that its staffing is adequate for the remainder of 2006. Also the Company paid or accrued $51,630 of legal and accounting fees as it completed the required SEC filings and audits compared to $13,068 in 2005. The Company's total operating expenses for the three months ended March 31, 2006 were $874,825. Operating expenses for the three months ended March 31, 2005 were $400,390.

The Company recorded a net loss of $752,133 or $0.01 per share for the first quarter of 2006 compared to $406,703 or $0.01 per share in the same quarter of 2005.

Liquidity and Capital

As of March 31, 2006, the Company had $339,024 on hand and believes that such funds will not be sufficient to satisfy the Company's cash requirements for the next twelve (12) months. The Company's funds were raised in private placements conducted during the prior fiscal year.

The Company believes that it will need approximately $1,250,000 for its operations for the next twelve months. The Company intends to raise this capital from the exercise of the warrants issued during its private placement and from the issuance of additional securities of the Company. $90,000 was raised in the first quarter of 2006 from the exercise of warrants. $475,000 was raised in May 2006 by the sale of an aggregate of 1,357,143 shares of the Company's common stock to three non-affiliated investors at $0.35 per share in a private placement pursuant to Regulation S promulgated under the Securities Act of 1933, as amended. An additional $25,000 was raised in May 2006 by the sale of 125,000 units of the Company's securities, each unit consisting of one share of common stock, one Class A warrant giving the holder the right to purchase 1 share of stock at $0.45, which is exercisable for 1 year from the date of issuance, and one Class B warrant giving the holder the right to purchase 1 share of stock for $0.75, which is exercisable for 3 years from the date of issuance. The units were issued pursuant to Regulation S promulgated under the Securities Act of 1933, as amended.

There is no assurance that the warrant holders will exercise the warrants or that the funds needed will be raised. Our plans to deal with this uncertainty include raising additional capital or entering into a strategic arrangement with a third party. There can be no assurance that our plans can be realized. There can be no assurance that we will be able to obtain additional financing if and when needed or that, if available, financing will be on acceptable terms. Additional equity financings may be dilutive to holders of our common stock and debt financing, if available, and may involve significant payment obligations and covenants that restrict how we operate our business

ITEM 3.     CONTROLS AND PROCEDURES.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In March 2006, the Company issued 200,000 shares of its common stock upon the exercise of warrants previously issued in its private placement. Each share was sold for $0.45. The Company received proceeds totaling an aggregate of $90,000. No commissions were paid in connection with the exercise of the warrants. The warrants were previously issued pursuant to an exemption from registration pursuant to Regulation S promulgated by the Securities and Exchange Commission. The Company did not make any offers in the United States, each of the purchasers was outside the United States, and there were no selling efforts in the United States.

Purchases of equity securities by the issuer and affiliated purchasers.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

----------- ---------------------------------------- ---------------------------
 Exhibit
   No.                Description                              Where Found
----------- ---------------------------------------- ---------------------------
31.1        Rule 13a-14(a)/15d14(a)                  Attached Hereto
            Certifications of Chief Executive
            Officer
----------- ---------------------------------------- ---------------------------
31.2        Rule 13a-14(a)/15d14(a)                  Attached Hereto
            Certifications of Chief Financial
            Officer
----------- ---------------------------------------- ---------------------------
32.         Section 1350 Certifications              Attached Hereto
----------- ---------------------------------------- ---------------------------

                                   SIGNATURES

      In accordance with to requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            SMART ENERGY SOLUTIONS, INC.


Dated: May 12, 2006                         By:    /s/ Peter Mateja
                                                   ----------------
                                            Name:  Peter Mateja
                                            Title: Chief Executive Officer