Form 10QSB
period 2006-06-30
Smart Energy Solutions, Inc.
filed 2006-08-15
CIK 1086082

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarter ended June 30, 2006

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

Number of shares of common stock outstanding as of August 8, 2006: 65,381,748 shares of common stock.

Transitional Small Business Format Yes |_| No |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES |_| NO |X|

                                TABLE OF CONTENTS

                                                                            Page
PART I                                                                       3
Item 1. Financial Statements                                                 3
Item 2. Management's Discussion and Analysis or Plan of Operation            10
Item 3 Controls and Procedures                                               15
PART II                                                                      15
Item 1.  Legal Proceedings                                                   15
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds          16
Item 3. Defaults Upon Senior Securities                                      17
Item 4. Submission of Matters to a Vote of Security Holders                  17
Item 5. Other Information                                                    17
Item 6. Exhibits                                                             17

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                          SMART ENERGY SOLUTIONS, INC.

                              FINANCIAL STATEMENTS

                       JUNE 30, 2006 AND DECEMBER 31, 2005

                          SMART ENERGY SOLUTIONS, INC.
                                 Balance Sheets

                                     ASSETS

                                                                                  June 30,        December 31,
                                                                                    2006              2005
                                                                                ------------      ------------
                                                                                (Unaudited)
CURRENT ASSETS

     Cash                                                                       $  1,088,874      $    939,545
     Accounts receivable                                                             277,155            15,683
     Inventory                                                                       311,936           194,654
     Prepaid expenses                                                                 48,201            23,293
                                                                                ------------      ------------

           Total Current Assets                                                    1,726,166         1,173,175
                                                                                ------------      ------------

PROPERTY AND EQUIPMENT, net                                                           55,430            44,800
                                                                                ------------      ------------

OTHER ASSETS
     Trademark, net                                                                    1,144             1,288
     Lease deposit                                                                     6,000             6,000
     Battery technology, net                                                          39,081            44,292
                                                                                ------------      ------------

           Total Other Assets                                                         46,225            51,580
                                                                                ------------      ------------

           TOTAL ASSETS                                                         $  1,827,821      $  1,269,555
                                                                                ============      ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

     Accounts payable and accrued expenses                                      $    167,486      $    332,260
     Convertible debt, net of discount of $89,315                                    910,684                --
                                                                                ------------      ------------

           Total Current Liabilities                                               1,078,170           332,260
                                                                                ------------      ------------

           TOTAL LIABILITIES                                                       1,078,170           332,260
                                                                                ------------      ------------

STOCKHOLDERS' EQUITY

     Preferred stock:no par value;1,000,000 shares
       authorized; none outstanding
     Common stock, no par value; 500,000,000 shares authorized; 65,356,747
       and 63,899,605 shares issued and outstanding, respectively                  5,881,384         4,060,263
     Accumulated deficit                                                          (5,131,733)       (3,122,968)
                                                                                ------------      ------------

           Total Stockholders' Equity                                                749,651           937,295
                                                                                ------------      ------------

           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $  1,827,821      $  1,269,555
                                                                                ============      ============

    The accompanying notes are an integral part of these condensed financial statements.

                          SMART ENERGY SOLUTIONS, INC.
                            Statements of Operations
                                  (Unaudited)

                                                        For the Three                        For the Six
                                                        Months Ended                         Months Ended
                                                          June 30,                             June 30,
                                              -------------------------------       -------------------------------
                                                  2006               2005               2006               2005
                                              ------------       ------------       ------------       ------------
REVENUES                                      $    264,795       $     35,609       $    474,629       $     37,831

COST OF GOODS SOLD                                 173,107              3,501            261,347             12,037
                                              ------------       ------------       ------------       ------------

      GROSS PROFIT                                  91,688             32,108            213,282             25,794
                                              ------------       ------------       ------------       ------------

OPERATING EXPENSES

      General and administrative                   651,143            165,525            916,766            191,234
      Marketing and advertising                     92,118             64,851            197,176             64,851
      Consultation fees                            610,360            135,330          1,114,503            510,010
                                              ------------       ------------       ------------       ------------

           Total Expenses                        1,353,621            365,706          2,228,445            766,095
                                              ------------       ------------       ------------       ------------

LOSS FROM OPERATIONS                            (1,261,933)          (333,598)        (2,015,163)          (740,301)
                                              ------------       ------------       ------------       ------------

OTHER INCOME (EXPENSES)

      Interest income                                5,301                252              6,398                252
                                              ------------       ------------       ------------       ------------

           Total Other Income (Expenses)             5,301                252              6,398                252
                                              ------------       ------------       ------------       ------------

NET LOSS                                      $ (1,256,632)      $   (333,346)      $ (2,008,765)      $   (740,049)
                                              ============       ============       ============       ============

BASIC LOSS PER SHARE                          $      (0.02)      $      (0.01)      $      (0.03)      $      (0.02)
                                              ============       ============       ============       ============

BASIC WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                            64,823,309         54,809,642         64,079,999         46,268,963
                                              ============       ============       ============       ============

    The accompanying notes are an integral part of these condensed financial statements.

                          SMART ENERGY SOLUTIONS, INC.
                            Statements of Cash Flows
                                  (Unaudited)

                                                                        For the Six
                                                                        Months Ended
                                                                          June 30,
                                                               ------------------------------
                                                                   2006              2005
                                                               ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES

     Net loss                                                  $ (2,008,765)     $   (740,049)
     Adjustments to reconcile net loss to
       net cash used by operating activities:
           Common stock and options issued for services             955,889           150,000
           Beneficial conversion feature valuation                  275,232                --
           Depreciation and amortization                             11,017             4,432
           Deferred loan fees                                       (89,316)               --
     Changes in operating assets and liabilities:
           (Increase) Decrease in prepaid expenses                  (24,908)           10,940
           (Increase) in accounts receivable                       (261,472)          (25,224)
           (Increase) in inventory                                 (117,282)          (66,546)
           Increase (decrease) in accounts payable and
             and accrued expenses                                  (164,774)           31,936
                                                               ------------      ------------

                Net Cash Used by Operating Activities            (1,424,379)         (634,511)
                                                               ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES

           Payment for trademarks                                        --           (14,430)
           Purchase of equipment                                    (16,292)          (94,525)
                                                               ------------      ------------

                Net Cash Used by Investing Activities               (16,292)         (108,955)
                                                               ------------      ------------

CASH FLOWS FROM FINIANCING ACTIVITIES

           Borrowings of notes payable                            1,000,000                --
           Common stock issued for cash                             590,000         1,258,000
                                                               ------------      ------------

                Net Cash Provided by Financing Activities         1,590,000         1,258,000
                                                               ------------      ------------

           NET INCREASE (DECREASE) IN CASH                          149,329           514,534

           CASH AT BEGINNING OF PERIOD                              939,545            58,132
                                                               ------------      ------------

           CASH AT END OF PERIOD                               $  1,088,874      $    572,666
                                                               ============      ============

    The accompanying notes are an integral part of these condensed financial statements.

                                DATIGEN.COM, INC.
                      Statements of Cash Flows (Continued)
                                  (Unaudited)

                                                                        For the Six
                                                                        Months Ended
                                                                          June 30,
                                                               ------------------------------
                                                                   2006              2005
                                                               ------------      ------------
SUPPLIMENTAL DISCLOSURES OF
     CASH FLOW INFORMATION

           Common stock and options issued for services        $    955,889      $    150,000
           Common stock issued for battery technology                    --            52,109

    The accompanying notes are an integral part of these condensed financial statements.

                          SMART ENERGY SOLUTIONS, INC.
                             (FKA DATIGEN.COM, INC.)
                   Notes to the Condensed Financial Statements
                       June 30, 2006 and December 31, 2005

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

      The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2006, and for all periods presented herein, have been made.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2005 audited financial statements. The results of operations for the periods ended June 30, 2006 and 2005 are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

      The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. Historically, the Company has incurred significant annual losses, which have resulted in an accumulated deficit of $5,131,733 at June 30, 2006 which raises substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company increasing sales to the point it becomes profitable. The Company may need to raise additional capital for marketing to increase its sales. If the Company is unable to increase sales sufficiently or obtain adequate capital, it could be forced to cease operation. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

      Management plans to increase sales by increasing its marketing program and to obtain additional capital from the private placement of shares of its common stock. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

                          SMART ENERGY SOLUTIONS, INC.
                             (FKA DATIGEN.COM, INC.)
                   Notes to the Condensed Financial Statements
                       June 30, 2006 and December 31, 2005

NOTE 3 - EQUITY ACTIVITY

      During the six months ended June 30, 2006, the Company issued 200,000 shares of its common stock to unrelated investors for an aggregate cash inflow of $90,000 upon the exercise of its warrants at $0.45 per share. The Company also issued 1,357,142 shares for cash at $0.35 per share and 100,000 shares for cash at $0.25 per share for an aggregate cash inflow of $500,000.

      During the same period, the Company issued 420,000 shares of common stock at $0.81 per share for services rendered during the period for a total value of $294,840.

      The Company has granted common stock purchase options to certain of its employees and consultants. The options vest according to the terms of the contracts with the employees and consultants (usually 1 to 3 years). The option price is also determined in accordance with the terms of the contracts (usually $0.00 to $0.45 per share). During the six months ended June 30, 2006 the Company recorded an expense of $955,889 for the value of the options and warrants granted as computed using the Black-Scholes model.

      During the six months ended June 30, 2006 the Company recorded an expense of $275,232 for the value of the beneficial conversion feature attached to the $1,000,000 of convertible debt issued during the period as computed using the Black-Scholes model.

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

Plan of Operation

As of June 30, 2006, the Company had minimal business operations, revenues, or assets. Over the next twelve months, the Company intends to engage in the manufacture, distribution and sale of the Battery Brain. The Company is expanding engineering, manufacturing and warehouse capabilities, building a global distribution network, developing processes procedures and controls for contracting, inventory management and distribution agreements. The Company has contracted with various distributors for distribution of the Battery Brain products in the United States, Canada, Italy, and Israel.

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

On June 22, 2006, the Company and Carter Group, Inc. ("Carter") entered into a Distributorship Agreement, pursuant to which Carter was appointed as the exclusive distributor of the Battery Brain product to new car dealers located in the following territories: Alaska, Florida, Illinois, Indiana, Massachusetts, Michigan, Minnesota, New Jersey, New York, Ohio, Pennsylvania, Wisconsin, and all provinces of Canada. The term of the Distributorship Agreement is for a three year period expiring on June 22, 2009.

On June 22, 2006, the Company and Carter also entered into a Profit Sharing and Internet Distribution Agreement, pursuant to which the Company appointed Carter as the distributor of the Battery Brain Products in the United States and Canada for sales made over the Internet and also granted to Carter a license to use the Registrant's domain name of www.batterybrain.com and related batterybrain URL's. The term of the Profit Sharing and Internet Distribution Agreement is for a three year period expiring on June 22, 2009.

Results of Operation

For the three months ended June 30, 2006, the Company's sales of the Battery Brain product continued to grow. The Company recorded revenues of $264,795 during the second quarter of 2006 from the sales of its Battery Brain products. The cost of sales for the Battery Brain was $173,107 in the second three months of 2006. The Company revenues and cost of sales in the corresponding quarter of 2005 were $35,609 and $3,501, respectively. The growth in sales was the result of the Company's aggressive marketing program which includes advertising in trade publications and on the internet and marketing in trade shows and direct sales to wholesalers. Sales are expected to continue to grow in the third quarter and through out the remainder of 2006.

The Company's second quarter operating expenses consist primarily of consulting fees. The Company incurred consulting fees of $610,360 to help create public awareness, refine its products and to fill interim management positions compared to $135,330 in the first quarter of 2005. $452,498 and $-0- of these expenses were paid in shares and options issued to employees and consultants in 2006 and 2005, respectively. Due to its limited cash resources the Company pays for these services using its equity instruments. The Company plans to discontinue using stock and warrants to pay its expenses if it can become adequately capitalized. The Company also paid $92,118 in marketing and advertising expense during the quarter compared to $64,851 in 2005. The marketing and advertising costs were related to the Company's marketing plan and marketing materials. The Company incurred $108,587 in wages to its employees in 2006 compared to $56,923 in 2005. The Company believes that its staffing is adequate for the remainder of 2006. Also the Company paid or accrued $45,810 of legal and accounting fees as it completed the required SEC filings and audits compared to $57,249 in 2005. During the second quarter of 2006, the Company recorded in general and administrative expenses $275,232 for the value of the beneficial conversion feature of the convertible debt issued. There was no such expense in 2005. The Company's total operating expenses for the three months ended June 30, 2006 were $1,353,621. Operating expenses for the three months ended June 30, 2005 were $365,605.

The Company recorded a net loss of $1,256,632 or $0.02 per share for the second quarter of 2006 compared to $333,346 or $0.01 per share in the same quarter of 2005.

For the six months ended June 30, 2006, the Company's sales of the Battery Brain product continued to grow. The Company recorded revenues of $474,629 during the first half of 2006 from the sales of its Battery Brain products. The cost of sales for the Battery Brain was $261,347 in the first six months of 2006. The Company revenues and cost of sales in the corresponding period of 2005 were $37,831 and $12,037, respectively. The growth in sales was the result of the Company's aggressive marketing program which includes advertising in trade publications and on the internet and marketing in trade shows and direct sales to wholesalers. Sales are expected to continue to grow in the third quarter and through out the remainder of 2006.

The Company's first half operating expenses consist primarily of consulting fees. The Company incurred consulting fees of $1,114,503 to help create public awareness, refine its products and to fill interim management positions compared to $510,010 in the first half of 2005. $955,889 and $150,000 of these expenses were paid in shares and options issued to employees and consultants in 2006 and 2005, respectively. Due to its limited cash resources the Company pays for these services using its equity instruments. The Company plans to discontinue using stock and warrants to pay its expenses if it can become adequately capitalized. The Company also paid $197,176 in marketing and advertising expense during the half compared to $64,851 in 2005. The marketing and advertising costs were related to the Company's marketing plan and marketing materials. The Company incurred $199,207 in wages to its employees in 2006 compared to $56,923 in 2005. The Company believes that its staffing is adequate for the remainder of 2006. Also the Company paid or accrued $97,440 of legal and accounting fees as it completed the required SEC filings and audits compared to $70,347 in 2005. During the first half of 2006, the Company recorded in general and administrative expenses $275,232 for the value of the beneficial conversion feature of the convertible debt issued. There was no such expense in 2005. The Company's total operating expenses for the six months ended June 30, 2006 were $2,228,445. Operating expenses for the six months ended June 30, 2005 were $766,095.

The Company recorded a net loss of $2,008,765 or $0.03 per share for the first half of 2006 compared to $740,049 or $0.02 per share in the same quarter of 2005.

Liquidity and Capital

As of June 30, 2006, the Company had $1,108,874 on hand and believes that such funds will not be sufficient to satisfy the Company's cash requirements for the next twelve (12) months. The Company's funds were raised in private placements conducted during the prior fiscal year.

The Company believes that it will need approximately $1,250,000 for its operations for the next twelve months. The Company intends to raise this capital from the exercise of the warrants issued during its private placement and from the issuance of additional securities of the Company. $90,000 was raised in the first half of 2006 from the exercise of warrants. $500,000 was raised in May 2006 by the sale of an aggregate of 1,357,142 shares of the Company's common stock to three non-affiliated investors at $0.25 to $0.35 per share in a private placement pursuant to Regulation S promulgated under the Securities Act of 1933, as amended. An additional $25,000 was raised in May 2006 by the sale of 100,000 units of the Company's securities, each unit consisting of one share of common stock, one Class A warrant giving the holder the right to purchase 1 share of stock at $0.45, which is exercisable for 1 year from the date of issuance, and one Class B warrant giving the holder the right to purchase 1 share of stock for $0.75, which is exercisable for 3 years from the date of issuance. The units were issued pursuant to Regulation S promulgated under the Securities Act of 1933, as amended.

The Company raised $1,000,000 through the issuance of 15% convertible debt during the six months ended June 30, 2006. The debt with the accrued interest is due on June 4, 2007. If the Company is unable to repay the debt on the due date, the holders thereof have the right to convert the debt to equity.

There is no assurance that the warrant holders will exercise the warrants or that the funds needed will be raised. Our plans to deal with this uncertainty include raising additional capital or entering into a strategic arrangement with a third party. There can be no assurance that our plans can be realized. There can be no assurance that we will be able to obtain additional financing if and when needed or that, if available, financing will be on acceptable terms. Additional equity financings may be dilutive to holders of our common stock and debt financing, if available, and may involve significant payment obligations and covenants that restrict how we operate our business.

Item 3. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our Chief Executive Officer and our Chief Financial Officer have reviewed the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) within the end of the period covered by the Quarterly Report on Form 10-QSB and have concluded that the disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our Chief Executive Officer and Chief Financial Officer.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

No legal proceedings are pending against the Company or any of its officers or directors, and we have no knowledge that any such proceedings are threatened.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In May 2006, the Company issued 1,357,142 shares of its common stock in a private placement. The purchasers of the shares were non U.S. accredited investors. Each share was sold for $0.35. The Company received proceeds totaling an aggregate of $475,000. No commissions were paid in connection with the sale of the shares. The shares were issued pursuant to an exemption from registration pursuant to Regulation S promulgated by the Securities and Exchange Commission. The Company did not make any offers in the United States, each of the purchasers was outside the United States, and there were no selling efforts in the United States.

In May 2006, the Company issued 100,000 shares of its common stock in a private placement. The purchasers of the shares were non U.S. accredited investors. The shares were sold as units. Each unit consisted of one share of common stock, one Class A warrant giving the holder the right to purchase 1 share of stock at $0.45, which is exercisable for 1 year from the date of issuance, and one Class B warrant giving the holder the right to purchase 1 share of stock for $0.75, which is exercisable for 3 years from the date of issuance. Each unit was sold for $0.25. The Company received proceeds totaling an aggregate of $25,000. No commissions were paid in connection with the sale of the units. The units were issued pursuant to an exemption from registration pursuant to Regulation S promulgated by the Securities and Exchange Commission. The Company did not make any offers in the United States, each of the purchasers was outside the United States, and there were no selling efforts in the United States.

On May 22, 2006, the Company issued to EGFE, Ltd. ("EGFE") two convertible promissory notes, each in the principal amount of $500,000 (the "Notes"). In consideration therefor, EGFE agreed to pay to the Company an aggregate of $1,000,000. Interest on each Note will accrue at the rate of 15% per annum. The entire principal sum and all accrued interest due under each Note shall be paid on the maturity date of the respective Note. The maturity date of one of the Notes is June 4, 2007, and the maturity date of the other Note is May 24, 2007. Pursuant to each Note, EGFE has the right, at its option, to convert the outstanding principal and interest due under the Notes to shares of the Company's common stock. The number of shares of common stock that shall be issued upon conversion will be calculated by dividing the amount of outstanding principal and interest that EGFE elects to convert by the conversion price specified therein. The conversion price will be calculated as follows: (1) if the Company is not in default under the terms of the Note, the conversion price shall be equal to 95% of the average of the last bid and ask price of the common stock as quoted on the Over-The-Counter-Bulletin -Board or such other exchange where the common stock is quoted or listed for the five trading days preceding EGFE's election to convert; or (2) if the Company is in default under the terms of the Note, the conversion price shall be equal to 50% of the of the average of the last bid and ask price of the common stock as quoted on the Over-The-Counter-Bulletin -Board or such other exchange where the common stock is quoted or listed for the five trading days preceding EGFE's election to convert.

Purchases of equity securities by the issuer and affiliated purchasers.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits

----------------------------------------------------------------------------------------------
  Exhibit No.                    Description                            Where Found
----------------------------------------------------------------------------------------------
31.1             Rule 13a-14(a)/15d14(a)                      Attached Hereto
                 Certifications of Chief Executive Officer
----------------------------------------------------------------------------------------------
31.2             Rule 13a-14(a)/15d14(a)                      Attached Hereto
                 Certifications of Chief Financial Officer
----------------------------------------------------------------------------------------------
32.              Section 1350 Certifications Attached Hereto
----------------------------------------------------------------------------------------------

                                   SIGNATURES

            In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SMART ENERGY SOLUTIONS, INC.


Dated: August 14, 2006                  By:    /s/ Peter Mateja
                                               ----------------
                                        Name:  Peter Mateja
                                        Title: Chief Executive Officer
                                               (Principal Executive Officer)


                                        By:    /s/ Edward Braniff
                                               ------------------
                                        Name:  Edward Braniff
                                        Title: Chief Financial Officer
                                               (Principal Financial and
                                               Accounting Officer)