Form 10QSB
period 2006-09-30
Smart Energy Solutions, Inc.
filed 2006-11-14
CIK 1086082

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarter ended September 30, 2006

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _____ to _____

                         Commission File Number: 0-26027

                          SMART ENERGY SOLUTIONS, INC.
        (Exact name of small business issuer as specified in its charter)

         Nevada                                                20-3353835
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

Number of shares of common stock outstanding as of November 14, 2006: 67,207,932 shares of common stock.

Transitional Small Business Format Yes |_| No |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES |_| NO |X|

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
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

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                          SMART ENERGY SOLUTIONS, INC.

                              FINANCIAL STATEMENTS

                    SEPTEMBER 30, 2006 AND DECEMBER 31, 2005

                          SMART ENERGY SOLUTIONS, INC.
                                 Balance Sheets

                                     ASSETS

                                                                         September 30,  December 31,
                                                                             2006          2005
                                                                         -------------  ------------
                                                                          (Unaudited)
CURRENT ASSETS
  Cash                                                                    $   810,719   $   939,545
  Accounts receivable                                                         443,622        15,683
  Inventory                                                                   641,975       194,654
  Prepaid expenses                                                             33,255        23,293
                                                                          -----------   -----------
    Total Current Assets                                                    1,929,571     1,173,175
                                                                          -----------   -----------
PROPERTY AND EQUIPMENT, net                                                    59,505        44,800
                                                                          -----------   -----------
OTHER ASSETS
  Trademark, net                                                                1,073         1,288
  Lease deposit                                                                 6,000         6,000
  Battery technology, net                                                      36,476        44,292
                                                                          -----------   -----------
    Total Other Assets                                                         43,549        51,580
                                                                          -----------   -----------
    TOTAL ASSETS                                                          $ 2,032,625   $ 1,269,555
                                                                          ===========   ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable and accrued expenses                                   $   181,230   $   332,260
  Convertible debt, net of discount of $89,315                              1,435,616            --
                                                                          -----------   -----------
    Total Current Liabilities                                               1,616,846       332,260
                                                                          -----------   -----------
    TOTAL LIABILITIES                                                       1,616,846       332,260
                                                                          -----------   -----------
STOCKHOLDERS' EQUITY
  Preferred stock:no par value;1,000,000 shares
    authorized; none outstanding
  Common stock, no par value; 500,000,000 shares authorized; 65,356,747
    and 66,142,461 shares issued and outstanding, respectively              6,533,573     4,060,263
  Accumulated deficit                                                      (6,117,794)   (3,122,968)
                                                                          -----------   -----------
    Total Stockholders' Equity                                                415,779       937,295
                                                                          -----------   -----------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $ 2,032,625   $ 1,269,555
                                                                          ===========   ===========

         The accompanying notes are an integral part of these condensed financial statements.

                          SMART ENERGY SOLUTIONS, INC.
                            Statements of Operations
                                   (Unaudited)

                                           For the Three                For the Nine
                                            Months Ended                Months Ended
                                           September 30,               September 30,
                                     -------------------------   -------------------------
                                         2006          2005          2006          2005
                                     -----------   -----------   -----------   -----------
REVENUES                             $   289,067   $    49,110   $   763,696   $    86,941
COST OF GOODS SOLD                       127,272        29,309       388,619        41,346
                                     -----------   -----------   -----------   -----------
  GROSS PROFIT                           161,795        19,801       375,077        45,595
                                     -----------   -----------   -----------   -----------
OPERATING EXPENSES

  General and administrative             182,945       247,106     1,099,711       438,342
  Marketing and advertising              107,702       223,429       304,878       288,279
  Consultation fees                      864,653       158,700     1,979,156       668,710
                                     -----------   -----------   -----------   -----------
    Total Expenses                     1,155,300       629,235     3,383,745     1,395,331
                                     -----------   -----------   -----------   -----------
LOSS FROM OPERATIONS                    (993,505)     (609,434)   (3,008,668)   (1,349,736)
                                     -----------   -----------   -----------   -----------
OTHER INCOME (EXPENSES)
  Loss on sale of assets                      --       (48,946)           --       (48,946)
  Interest income                          7,444           549        13,842           802
                                     -----------   -----------   -----------   -----------
     Total Other Income (Expenses)         7,444       (48,397)       13,842       (48,144)
                                     -----------   -----------   -----------   -----------
NET LOSS                             $  (986,061)  $  (657,831)  $(2,994,826)  $(1,397,880)
                                     ===========   ===========   ===========   ===========
BASIC LOSS PER SHARE                 $     (0.02)  $     (0.01)  $     (0.05)  $     (0.03)
                                     ===========   ===========   ===========   ===========
BASIC WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                  65,658,945    59,266,598    64,673,615    50,821,909
                                     ===========   ===========   ===========   ===========

    The accompanying notes are an integral part of these condensed financial statements.

                          SMART ENERGY SOLUTIONS, INC.
                            Statements of Cash Flows
                                   (Unaudited)

                                                             For the Nine
                                                             Months Ended
                                                            September 30,
                                                      -------------------------
                                                          2006          2005
                                                      -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                            $(2,994,826)  $(1,397,880)
  Adjustments to reconcile net loss to
    net cash used by operating activities:
      Common stock and options issued for services      1,383,078       234,000
      Beneficial conversion feature valuation             275,232            --
      Depreciation and amortization                        17,067         7,314
      Deferred loan fees                                  (64,384)           --
      Loss on sale of assets                                   --        48,946
  Changes in operating assets and liabilities:
      (Increase) decrease in prepaid expenses              (9,962)      (12,843)
      (Increase) in accounts receivable                  (427,939)      (16,244)
      (Increase) in inventory                            (447,321)     (118,722)
      Increase (decrease) in accounts payable and
        and accrued expenses                             (151,030)      454,300
                                                      -----------   -----------
          Net Cash Used by Operating Activities        (2,420,085)     (801,129)
                                                      -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES
      Payment for trademarks                                   --        (7,431)
      Purchase of equipment                               (23,741)     (102,525)
                                                      -----------   -----------
          Net Cash Used by Investing Activities           (23,741)     (109,956)
                                                      -----------   -----------
CASH FLOWS FROM FINIANCING ACTIVITIES
      Borrowings of notes payable                       1,500,000            --
      Common stock issued for cash                        815,000     2,138,700
                                                      -----------   -----------
          Net Cash Provided by Financing Activities     2,315,000     2,138,700
                                                      -----------   -----------
      NET INCREASE (DECREASE) IN CASH                    (128,826)    1,227,615
      CASH AT BEGINNING OF PERIOD                         939,545        58,132
                                                      -----------   -----------
      CASH AT END OF PERIOD                           $   810,719   $ 1,285,747
                                                      ===========   ===========

    The accompanying notes are an integral part of these condensed financial statements.

                          Smart Energy Solutions, Inc.
                      Statements of Cash Flows (Continued)
                                   (Unaudited)

                                                       For the Nine
                                                       Months Ended
                                                       September 30,
                                                   ---------------------
                                                      2006        2005
                                                   ----------   --------
SUPPLIMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION
    Common stock and options issued for services   $1,383,078   $234,000
    Common stock issued for battery technology             --     52,109

    The accompanying notes are an integral part of these condensed financial statements.

                          SMART ENERGY SOLUTIONS, INC.
                             (FKA DATIGEN.COM, INC.)
                   Notes to the Condensed Financial Statements
                    September 30, 2006 and December 31, 2005

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

      The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2006, and for all periods presented herein, have been made.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2005 audited financial statements. The results of operations for the periods ended September 30, 2006 and 2005 are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

      The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. Historically, the Company has incurred significant annual losses, which have resulted in an accumulated deficit of $6,117,794 at September 30, 2006 which raises substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company increasing sales to the point it becomes profitable. The Company may need to raise additional capital for marketing to increase its sales. If the Company is unable to increase sales sufficiently or obtain adequate capital, it could be forced to cease operation. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

      Management plans to increase sales by increasing its marketing program and to obtain additional capital from the private placement of shares of its common stock. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

                          SMART ENERGY SOLUTIONS, INC.
                             (FKA DATIGEN.COM, INC.)
                   Notes to the Condensed Financial Statements
                    September 30, 2006 and December 31, 2005

NOTE 3 - EQUITY ACTIVITY

      During the nine months ended September 30, 2006, the Company issued 200,000 shares of its common stock to unrelated investors for an aggregate cash inflow of $90,000 upon the exercise of its warrants at $0.45 per share. The Company also issued 1,745,682 shares for cash at $0.35 per share and 100,000 shares for cash at $0.25 per share for an aggregate cash inflow of $815,000.

      During the same period, the Company issued 420,000 shares of common stock at $0.81 per share for services rendered during the period for a total value of $294,840. During July 2006, the Company also issued 142,857 shares valued at $50,000 as a fee for the $500,000 additional note payable.

      The Company has granted common stock purchase options to certain of its employees and consultants. The options vest according to the terms of the contracts with the employees and consultants (usually 1 to 3 years). The option price is also determined in accordance with the terms of the contracts (usually $0.00 to $0.45 per share). During the nine months ended September 30, 2006 the Company recorded an expense of $1,383,078 for the value of the options and warrants granted as computed using the Black-Scholes model.

      During the nine months ended September 30, 2006 the Company recorded an expense of $275,232 for the value of the beneficial conversion feature attached to the $1,000,000 of convertible debt issued during the period as computed using the Black-Scholes model.

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

Plan of Operation

As of September 30, 2006, the Company has built up significant business operations, revenues, and assets. Over the next twelve months, the Company intends to continue the manufacture, distribution and sale of the Battery Brain. The Company is expanding engineering, manufacturing and warehouse capabilities, building a global distribution network, developing processes procedures and controls for contracting, inventory management and distribution agreements. The Company has contracted with various distributors for distribution of the Battery Brain products in the United States, Canada, Italy, and Israel.

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

The Company and Superior Automotive Company ("Superior") entered into a distributorship agreement, dated November 30, 2005. Pursuant to the agreement, Superior was appointed as the exclusive distributor of a customized version of the Company's Battery Brain product in the United States and Canada with respect to new automobile dealerships (excluding dealerships that are original equipment manufacturers). The term of the Superior Agreement is for a one year period expiring on November 30, 2006, renewable annually. Either party may terminate the Superior Agreement upon 60 days prior written notice. The agreement was terminated by the Company effective as of October 1, 2006, as a result of Superior's failure to pay to the Company the outstanding balance owed pursuant to certain invoices which were issued by the Company to Superior for its purchase of the Battery Brain product pursuant to the agreement.

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

Results of Operation

For the three months ended September 30, 2006, the Company's sales of the Battery Brain product continued to grow. The Company recorded revenues of $289,067 during the third quarter of 2006 from the sales of its Battery Brain products. The cost of sales for the Battery Brain was $127,272 in the third quarter of 2006. The Company's revenues and cost of sales in the corresponding quarter of 2005 were $49,110 and $29,309, respectively. The growth in sales was the result of the Company's aggressive marketing program which includes advertising in trade publications and on the internet and marketing in trade shows and direct sales to wholesalers. Sales are expected to continue to grow in the fourth quarter of 2006 and throughout 2007.

The Company's third quarter operating expenses consist primarily of consulting fees. The Company incurred consulting fees of $864,653 to help create public awareness, refine its products and to fill interim management positions compared to $158,700 in the third quarter of 2005. $50,000 and $-0- of these expenses were paid in shares and options issued to employees and consultants in 2006 and 2005, respectively. Due to its limited cash resources the Company pays for some of these services using its equity instruments. The Company plans to discontinue using stock and warrants to pay its expenses if it can become adequately capitalized. The Company also paid $107,702 in marketing and advertising expense during the quarter compared to $223,429 in 2005. The marketing and advertising costs were related to the development of the Company's marketing plan and marketing materials. The Company incurred $138,398 in wages to its employees in 2006 compared to $117,220 in 2005. The Company believes that its staffing is adequate for the remainder of 2006. Also the Company paid or accrued $7,912 of legal and accounting fees as it completed the required SEC filings and audits compared to $44,883 in 2005. During the second quarter of 2006, the Company recorded in general and administrative expenses $275,232 for the value of the beneficial conversion feature of the convertible debt issued. There was no such expense in 2005. The Company's total operating expenses for the three months ended September 30, 2006 were $1,155,300. Operating expenses for the three months ended September 30, 2005 were $629,235.

The Company recorded a net loss of $986,061 or $0.02 per share for the third quarter of 2006 compared to $657,831 or $0.01 per share in the same quarter of 2005.

For the nine months ended September 30, 2006, the Company's sales of the Battery Brain product continued to grow. The Company recorded revenues of $763,629 during the first nine months of 2006 from the sales of its Battery Brain products. The cost of sales for the Battery Brain was $388,619 in the first nine months of 2006. The Company revenues and cost of sales in the corresponding period of 2005 were $86,941 and $41,346, respectively. The growth in sales was the result of the Company's aggressive marketing program which includes advertising in trade publications and on the internet and marketing in trade shows and direct sales to wholesalers. Sales are expected to continue to grow in the third quarter and throughout the remainder of 2006.

The Company's first nine months operating expenses consist primarily of consulting fees. The Company incurred consulting fees of $1,979,156 to help create public awareness, refine its products and to fill interim management positions compared to $668,710 in the first nine months of 2005. $1,005,889 and $234,000 of these expenses were paid in shares and options issued to employees and consultants in 2006 and 2005, respectively. Due to its limited cash resources the Company pays for these services using its equity instruments. The Company plans to discontinue using stock and warrants to pay its expenses if it can become adequately capitalized. The Company also paid $304,878 in marketing and advertising expense during the half compared to $288,279 in 2005. The marketing and advertising costs were related to the Company's marketing plan and marketing materials. The Company incurred $337,605 in wages to its employees in 2006 compared to $174,143 in 2005. The Company believes that its staffing is adequate for the remainder of 2006. Also the Company paid or accrued $105,352 of legal and accounting fees as it completed the required SEC filings and audits compared to $115,200 in 2005. During the first nine months of 2006, the Company recorded in general and administrative expenses $275,232 for the value of the beneficial conversion feature of the convertible debt issued. There was no such expense in 2005. The Company's total operating expenses for the nine months ended September 30, 2006 were $3,383,745. Operating expenses for the nine months ended September 30, 2005 were $1,395,331.

The Company recorded a net loss of $2,994,826 or $0.05 per share for the first nine months of 2006 compared to $1,397,880 or $0.03 per share in the same nine months of 2005.

Liquidity and Capital

As of September 30, 2006, the Company had $810,719 on hand and believes that such funds will not be sufficient to satisfy the Company's cash requirements for the next twelve (12) months. The Company's funds were raised in private placements conducted during the prior fiscal year.

The Company believes that it will need approximately $1,000,000 for its operations for the next twelve months. The Company intends to raise this capital from the exercise of the warrants issued during its private placement and from the issuance of additional securities of the Company. $90,000 was raised in the first half of 2006 from the exercise of warrants. $700,000 was raised in 2006 by the sale of shares of the Company's common stock to three non-affiliated investors at $0.25 to $0.35 per share in a private placement pursuant to Regulation S promulgated under the Securities Act of 1933, as amended. An additional $25,000 was raised in May 2006 by the sale of 100,000 units of the Company's securities, each unit consisting of one share of common stock, one Class A warrant giving the holder the right to purchase 1 share of common stock at $0.45, which is exercisable for 1 year from the date of issuance, and one Class B warrant giving the holder the right to purchase 1 share of common stock for $0.75, which is exercisable for 3 years from the date of issuance. The units were issued pursuant to Regulation S promulgated under the Securities Act of 1933, as amended.

The Company raised $1,000,000 through the issuance of 15% convertible debt during the nine months ended September 30, 2006. The debt with the accrued interest is due on September 4, 2007. If the Company is unable to repay the debt on the due date, the holders thereof have the right to convert the debt to equity. The Company raised an additional $500,000 through the issuance of non convertible debt bearing interest at 12%.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In August and September of 2006, the Company issued an aggregate of 184,458 shares of its common stock in a private placement. Each share was sold for $0.35, and the Company received proceeds totaling an aggregate of $225,000. No commissions were paid in connection with the sale of the shares. The shares were issued pursuant to an exemption from registration pursuant to Regulation S promulgated by the Securities and Exchange Commission. The purchasers of the shares represented to the Company that they were non U.S. persons (as defined in Regulation S) and were also accredited investors. The Company did not make any offers in the United States, each of the purchasers was outside the United States, and there were no selling efforts in the United States.

During the three months ended September 30, 2006, the Company issued 142,857 shares of common stock to EGFE Ltd. Such shares were issued in connection with the promissory note, dated May 22, 2006, in the principal amount of $500,000, issued by the Company to EGFE, Ltd. The shares were issued pursuant to an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Purchases of equity securities by the issuer and affiliated purchasers.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

A special meeting of the shareholders of the Company was held on August 31, 2006. At the meeting 41,078,605 shares of our Company's common stock were represented in person or by proxy, which constituted 62.82% of the issued and outstanding shares of common stock as of July 28, 2006, the record date for the meeting. The shareholders present at such meeting unanimously re-elected Aharon
Y. Levinas, Joseph Bahat, Jacob Enoch, Amir Uziel and Tamir Levinas to the Board of Directors of the Company to serve until the election and qualification of their respective successors. Further information regarding the special meeting is contained in our Definitive Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on July 31, 2006, and in our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 31, 2006.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit No.                      Description                       Where Found
-----------   ------------------------------------------------   ---------------
31.1          Rule 13a-14(a)/15d14(a) Certifications of Chief    Attached Hereto
              Executive Officer

31.2          Rule 13a-14(a)/15d14(a) Certifications of Chief    Attached Hereto
              Financial Officer

32.           Section 1350 Certifications                        Attached Hereto

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SMART ENERGY SOLUTIONS, INC.


Dated: November 14, 2006                By: /s/ Peter Mateja
                                            ------------------------------------
                                        Name: Peter Mateja
                                        Title: Chief Executive Officer
                                               (Principal Executive Officer)


                                        By: /s/ Edward Braniff
                                            ------------------------------------
                                        Name: Edward Braniff
                                        Title: Chief Financial Officer
                                               (Principal Financial and
                                               Accounting Officer)