Form 10KSB
period 2006-12-31
Smart Energy Solutions, Inc.
filed 2007-04-13
CIK 1086082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ______________________________.

Commission File Number: 000-26027

SMART ENERGY SOLUTIONS, INC.
(Name of small business issuer in its charter)

Nevada (State or Other Jurisdiction of Incorporation)	20-3353835 (IRS Employer Identification No.)

210 West Parkway, #7, Pompton Plains, NJ 07444
(Address of Principal Executive Offices, Zip Code)

(973) 248-8008
(Issuer’s Telephone Number)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act: Common Stock, $0.001 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
☐ Yes ☒ No

The issuer’s revenues for the fiscal year ended December 31, 2006 were $1,968,973.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as of March 31, 2007 (a date within the past 60 days) was $46,901,930.

The number of shares outstanding of the issuer’s class of common stock as of April 12, 2007 is  76,888,409.

Documents Incorporated By Reference:  None

Transitional Small Business Issuer Disclosure Format (check one): Yes ☐ No ☒.

ii

PART I.

As used in this Form 10-KSB, references to the "Company," the "Registrant," "we," “our” or "us" refer to Smart Energy Solutions, Inc. unless the context otherwise indicates.

Forward-Looking Statements

This Annual Report on Form 10-KSB contains forward-looking information. Forward-looking information includes statements relating to future actions, prospective products, future performance or results of current or anticipated products, sales and marketing efforts, costs and expenses, interest rates, outcome of contingencies, financial condition, results of operations, liquidity, business strategies, cost savings, objectives of management of the Company and other matters. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking information to encourage companies to provide prospective information about themselves without fear of litigation so long as that information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information. Forward-looking information may be included in this Annual Report on Form 10-KSB or may be incorporated by reference from other documents filed with the Securities and Exchange Commission by the Company. You can find many of these statements by looking for words including, for example, “believes,” “expects,” “anticipates,” “estimates” or similar expressions in this Annual Report on Form 10-KSB or in documents incorporated by reference in this Annual Report on Form 10-KSB. Except as otherwise required by applicable law, the Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information or future events.

The Company has based the forward-looking statements relating to the Company’s operations on management’s current expectations, estimates and projections about the Company and the industry in which it operates. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that we cannot predict. In particular, we have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Accordingly, the Company’s actual results may differ materially from those contemplated by these forward-looking statements. Any differences could result from a variety of factors, including, but not limited to the following:

•	the Company’s ability to manufacture, market, and price the Battery Brain product;

•	the Company’s ability to hire and maintain the personnel necessary to run the operations of the Company;

•	the level of consumer spending for the Company’s product;

•	the success of the Company’s marketing and promotion programs in obtaining market acceptance for its product;

•	market conditions affecting the prices of the Company’s product; and

•	responsiveness of both the trade and consumers to the Company’s new product and marketing and promotion programs.

Item 1. Description of Business

Our History

The Company was initially formed in 1999 as a Utah corporation under the name Datigen.com, Inc. On August 25, 2005, the Company changed its state of incorporation from Utah to Nevada by the merger of the Company with and into its wholly owned subsidiary, Smart Energy Solutions, Inc., a Nevada corporation. As a result of such merger, the Company’s name was changed to Smart Energy Solutions, Inc. in order to better reflect the Company’s business operations.

Until November 24, 2004, the Company had been involved in various activities, including development and marketing of various internet and internet related products and services, investment in trust deed notes secured by real property, and providing of concrete cutting and finishing services to persons seeking to comply with certain provisions of the American Disability Act of 1991 that require the removal of “trips hazards” from public sidewalks and ramps. On November 24, 2004, a majority of the Company’s outstanding common stock was purchased by Amir Uziel and six unaffiliated foreign individuals from certain of the Company’s shareholders, including its then Chief Executive Officer, Joseph Ollivier.

Following such change in control, the Company ceased all of its prior business operations. From November 24, 2004 until March 23, 2005, the Company did not have any business operations.

On March 23, 2005, the Company acquired from Purisys, Inc., a New Jersey corporation, the intellectual property rights and certain other assets relating to a product known as the Battery Brain. The Battery Brain is a device that is attached to a motor vehicle battery for the purpose of protecting the vehicle from battery failure and theft. On such date, the Company , Purisys and Aharon Y. Levinas executed an Asset Purchase Agreement (the “Agreement”) pursuant to which the Company purchased all the intellectual property relating to the Battery Brain product and the goodwill associated therewith and certain of the equipment relating to the product. The purchased assets did not include the inventory which existed as of March 23, 2005 or the molds for the Battery Brain (which were located in Italy and China), which were purchased by us for $66,487.

The consideration paid by the Company for the Battery Brain Assets was (i) the issuance to Mr. Levinas, the sole shareholder of Purisys, of the number of shares of our common stock which will have constituted, when there will have been an aggregate of $1,000,000 invested in the Company, twenty (20%) percent of all issued and outstanding common stock and (ii) a payment of $100,000. As discussed below, subsequent to the acquisition of the Battery Brain Assets, the Company raised more than the $1,000,000 investment threshold in a private placement of units of our securities, and as a result, in August 2005 the Company issued to Levinas 10,421,750 shares (representing 20%) of the Company’s common stock. Pursuant to the Agreement, we also agreed that if we will have not raised $400,000 prior to June 23, 2005 we would issue to Mr. Levinas additional shares of our common stock in an amount equal to 20% of the issued and outstanding shares of the Company; and if less than $400,000 is raised, then such share amount shall be pro rated based on the actual amount invested. We successfully raised more than the $400,000 in the private placement of units of our securities and were not required to issue additional shares to Mr. Levinas. Pursuant to the Agreement, we also agreed to use our best efforts within the next two years to (a) consummate an equity raise of not less than $1,500,000 dollars at a post-money valuation of not less than $12,000,000; provided, that all equity raises within 120 days after March 23, 2005 which are based on a post-money valuation which is $10,500,000 or greater, shall be counted toward the $1,500,000; or (b) generate revenue for the Battery Brain product in the aggregate amount of $2,000,000. If we will have not achieved either (a) or (b) at any time on or prior to March 23, 2007, then Levinas shall be entitled to receive additional shares of common stock which equals 20% of the outstanding share capital on a fully-diluted basis (calculated as of said date). As further discussed below, by November 2005 we had raised an aggregate of $2,749,000 in a private placement of units of our securities; therefore, we achieved our obligation to consummate an equity raise of not less than $1,500,000 and Mr. Levinas is no longer entitled to receive the additional shares pursuant to the Agreement.

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

Following the purchase of the Battery Brain, the Company focused on building a management team, establishing operations, and entering into contractual arrangements for the manufacture and distribution of units of the Battery Brain. The Company presently engages in the manufacturing, distribution, and sale of units of the Battery Brain.

Our Principal Products and Markets

The Company’s only products are its Battery Brain products. The Battery Brain is a small, box-shaped device, whose size and weight is comparable to that of a cellular phone. It is attached to the battery of a motor vehicle and performs two principal functions for the motor vehicle: prevention of battery failure and protection from theft. If the Battery Brain is attached to a car battery, and the car’s operator leaves the lights on while the car is turned off, the Battery Brain will prevent the battery from failing, so that the car can be started again without having to recharge such battery. It works by preventing a battery from becoming drained below the level necessary for it to function. The Battery Brain is able to detect when the battery has reached such point and, upon such detection, it automatically disconnects the power from the battery so that the battery will not be drained any further. In addition, the Battery Brain protects the vehicle from being stolen by stopping the battery from powering the engine while the car is turned off, thereby preventing a potential thief from “hot wiring” the engine, a procedure commonly used by thieves to turn on the vehicle’s engine without an engine key.

Different versions of the Battery Brain are available, each of which is intended to be used with a different type of motor vehicle. As a result, the Battery Brain can be used on all types of motor vehicles, from passenger cars to light trucks to heavy trucks, buses, tractors, RVs, motorcycles, boats, handicap vehicles or any other motor vehicles that rely on batteries.

Sources and Availability of Raw Materials; Manufacturing Operations;

The Company is not dependent upon a small number of suppliers for the raw materials used in the production of the Battery Brain as it expects to have alternative sources available and not to encounter any difficulties in obtaining such raw materials. The Battery Brain is manufactured on behalf of the Company by third party manufacturers. The Company has expanded its manufacturing capabilities by adding additional third party manufacturing facilities in China and Israel. The Company is also reviewing opportunities to expand its facilities in Italy and establish manufacturing facilities in North America. Such third party arrangements give the Company access to state of the art manufacturing facilities, maintain strict protection of our proprietary property, enable the Company to meet the strictest regulation, and provide the flexibility to meet the growing demands in each market segment.

Markets; Distribution Methods

We are not dependent upon a small number of customers, as we market the Battery Brain to all users of motor vehicles. The Company’s activities have been focused on the following nine market segments, each of which have unique requirements: Automotive Retail; Automotive Dealers; Automotive Original Equipment Manufacturers; Automotive Specialty; Fleets; Military; Heavy Truck/ Bus; Motor Home / Recreational Vehicle; Marine.

The Company has contracted with various distributors for distribution of the Battery Brain products in the United States, Canada, Italy, and Israel. The Company’s agreements with its principal distributors are discussed below.

On January 15, 2006, the Company and Elcart Distribution S.P.A. ("Elcart") entered into a distributorship agreement (the "Elcart Agreement"). Pursuant to the Elcart Agreement, Elcart was appointed as the exclusive distributor of the Company's Type I, Type II, and Type III Battery Brain products in Italy with respect to any person other than a person engaged in the business of manufacturing motor vehicles and other than a national governmental body. The initial term of the Agreement was for a one year period expiring on January 15, 2007. The term shall be automatically renewed for successive one year periods unless either party delivers to the other party notice of its intent not to renew no later than 60 days prior to the expiration of the immediately preceding period. The current term of the agreement expires on January 15, 2008.

On June 22, 2006, the Company and Carter Group, Inc. (“Carter”) entered into three separate agreements relating to the distribution of the Company’s Battery Brain line of products:

(1) Distributorship Agreement. Pursuant to such agreement, Carter was appointed as the exclusive distributor of the Battery Brain Products to new car dealers located in the following territories: Alaska, Florida, Illinois, Indiana, Massachusetts, Michigan, Minnesota, New Jersey, New York, Ohio, Pennsylvania, Wisconsin, and all provinces of Canada. The term of the Distributorship Agreement is for a three year period expiring on June 22, 2009. The term shall be automatically renewed for successive one year periods, unless earlier terminated by the parties. Either party may terminate the agreement without cause upon 180 days’ prior notice.

(2) Profit Sharing and Internet Distribution Agreement. Pursuant to such agreement, the Company appointed Carter as the distributor of the Battery Brain Products in the United States and Canada for sales made over the Internet and also granted to Carter a license to use the Company’s domain name of www.batterybrain.com and related batterybrain URL’s. Carter is required to use its best efforts to promote the sale of the Battery Brain Products via the internet through maintenance of a web-site and through on-line advertising web sites. Carter also agreed to create, update and maintain internet web sites for purposes of promoting and selling the Battery Brain Products through the internet. Carter agreed to bear and assume all costs and expenses of every kind in connection with sales made over the internet. The term of the Profit Sharing and Internet Distribution Agreement is for a three year period expiring on June 22, 2009. The term shall be automatically renewed for successive one year periods, unless earlier terminated by the parties. Either party may terminate the agreement without cause upon 180 days’ prior notice.

(3) Finder’s Agreement. Pursuant to such agreement, Carter agreed to introduce the Company to certain automobile manufacturers identified in the agreement for the purpose of selling to them the Battery Brain Products. In consideration, therefor, the Company agreed to pay to Carter a referral fee in connection with the execution of any agreement for the sale of the Battery Brain Products resulting from Carter’s introductions of the automobile manufacturers to the Company. Such referral fee is equal to a certain percentage of the gross revenue generated by the sale of units of Battery Brain Products to persons introduced by Carter to the Company. The term of the Finder’s Agreement is for an eighteen month period commencing on June 22, 2006. The term may be renewed for successive eighteen month periods upon mutual written agreement of the parties thereto. Either party may terminate the agreement without cause upon 180 days’ prior notice.

The Company has been approved as a supplier to the U.S. General Services Administration. The Company was awarded GSA contract GS-07F-0212T on February 1, 2007. This award authorizes the Company to sell products electronically via the internet to all executive agencies, government corporations, federal agencies, federal contractors, fleet managers and the District of Columbia. The Company and the U.S. Department of Defense on January 31, 2007 announced that the U.S. Army has begun testing the Battery Brain on their Striker Tactical Vehicle.

The Company also sells units of the Battery Brain to other commercial enterprises, including the following; automotive retail distributors, including Canadian Tire and O’Reilly Auto Parts; new car dealerships in fourteen States within the U.S; marine distributors, including Canadian Tire, Overton and Keller Marine; recreational vehicle and motor home distributors, including Coast and Stag Parkway; truck distributors, including International Truck and Truck Equipment Hawaii; and international distributors in Italy, The Netherlands, Australia, New Zealand and the United Kingdom.

Competition

The Company expects to have a competitive advantage over competitors having products which the market might consider to be similar to the Battery Brain. We feel that the Battery Brain is differentiated from similar products offered by such competitors in various important ways. The Battery Brain is the only product of its kind that will protect vehicles from battery failure due to the operation of any electrical accessory, including headlights, radios, trunk lights, interior lights, door lights, or due to unknown shorts in the electrical system and also provide a vehicle anti-theft capability. Similar products offered by competitors protect vehicles from battery failure due only to the operation of the headlights. The Battery Brain is also easier to install than other competitive products. Further, in order to reset the load (the energy source), most other competitive products require the operator of the vehicle to lift the hood, locate the device, and press a reset knob located on the device. The Battery Brain can be operated via a remote control.

Intellectual Property

Our intellectual property rights in the Battery Brain products are protected by a patent. The patent does not expire until July 23, 2022.

Employees

The Company has 7 employees, of which all are employed full time.

Item 2. Properties

The Company leases its executive offices and warehouse facilities, which together consist of approximately 5,000 square feet, at 210 West Parkway, #7, Pompton Plains, NJ 07444, under a lease for one year term commencing on January 1, 2007 and ending on December 31, 2007. The rent due under such lease is $4,300 per month. The initial term of the lease will be automatically renewed for an additional two year term unless, at least 90 days prior to the expiration of the initial term, the Company notifies the landlord that it does not desire to renew the term and pays to the landlord $25,800. The Company believes that its current office and warehouse space will be adequate for the foreseeable future.

Item 3. Legal Proceedings

On February 1, 2007, the Company commenced an action in the Superior Court of New Jersey against Superior Automotive Company (“Superior”), a company having an address at 1880 Oak Parkway Building 213, Marrietta, GA 30062. The Company alleged that Superior failed to perform its obligations under the Distributorship Agreement, dated November 30, 2006, between the Company and Superior, by failing to pay for products that Superior ordered from the Company. The Company seeks damages in the amount of $154,288.26, plus statutory interest from February 1, 2007 and costs. On April 3, 2007, Superior filed with the Court an Answer to the Company’s Complaint, denying that they owe any amounts to the Company. Superior also set forth in its Answer three counterclaims: that the Company made certain misrepresentations to Superior; that the products sold to Superior were defective; and that the Company’s subsequent agreements with Carter Group, Inc. violated the exclusivity provisions of the Company’s Distributorship Agreement with Superior. Superior seeks compensatory damages, punitive damages interest, costs, and attorney’s fees, all in an unspecified amount. The Company believes that Superior’s defenses and counterclaims have no merit.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company’s common stock has been traded on the Over-The-Counter Bulletin Board sponsored by the National Association of Securities Dealers, Inc. under the symbol SMGY.OB. The following table sets forth the range of quarterly high and low closing bids of the common stock as reported on http://finance.yahoo.com during the years ending December 31, 2006 and December 31, 2005:

Financial Quarter		Bid Information*
Year	Quarter	High Bid	Low Bid
2006	Fourth Quarter	$0.39	$0.31
	Third Quarter	$0.42	$0.30
	Second Quarter	$0.80	$0.43
	First Quarter	$0.93	$0.55

2005	Fourth Quarter	$1.60	$0.40
	Third Quarter	$1.10	$0.43
	Second Quarter	$1.01	$0.43
	First Quarter	$0.20	$0.55

*The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Holders

On April 12, 2007, there were approximately 209 holders of record of the Company’s common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table presents certain information as of the end of December 31, 2006 with respect to compensation plans under which equity securities of the Company are authorized for issuance:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved by Security Holders	0	0	0
Equity Compensation Plans Not Approved by Security Holders	10,223,665	$.15	1,000,000
Total	10,223,665	$.15	1,000,000

2005 Stock Incentive Plan

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

The purpose of the 2005 Stock Plan is to provide incentives to attract, retain, and motivate eligible persons whose present and potential contributions are important to the success of our Company by offering them an opportunity to participate in our future performance through awards of restricted stock and stock bonuses. The Stock Plan offers directors, officers and selected key employees, advisors and consultants of the Company an opportunity to acquire a proprietary interest in the success of the Company, to receive compensation, or to increase such interest, by purchasing shares of the Company’s common stock. The Plan provides both for the direct award or sale of shares.

The 2005 Stock Plan is to be interpreted and applied by a committee of our Board of Directors. The Board’s principal responsibilities are the following: (i) designate participants; (ii) determine the type or types of stock awards to be granted to an eligible employee or other individual under the plan; (iii) determine the number of common shares to be covered by awards; (iv) determine the terms and conditions of any award; (v) determine whether, to what extent, and under what circumstances awards may be settled or exercised, or canceled, forfeited or suspended, and the method or methods by which awards may be settled, exercised, canceled, forfeited or suspended; (vi) determine requirements for the vesting of awards or performance criteria to be achieved in order for awards to vest; (vii) determine whether, to what extent and under what circumstances common shares payable with respect to an award under the plan shall be deferred either automatically or at the election of the holder thereof or of the Board; (viii) interpret and administer the plan and any instrument or agreement relating to, or award made under, the plan; (ix) establish, amend, suspend or waive such rules and regulations and appoint such agents as it shall deem appropriate for the proper administration of the plan; and (x) make any other determination and take any other action that the Board deems necessary or desirable for the administration of the plan. Unless otherwise expressly provided in the Plan, all designations, determinations, interpretations and other decisions under or with respect to the Plan or any Award shall be within the sole discretion of the Board, may be made at any time and shall be final, conclusive and binding upon all persons, including the Company, any affiliate, any participant, any holder or beneficiary of any award, any stockholder and any employee. No awards under the 2005 Stock Plan shall be granted after December 31, 2014.

The 2005 Stock Plan provides that 1,000,000 shares of the Company’s common stock are reserved for stock awards under thereunder. Stock awards may be granted only to employees or independent contractors (including, officers and directors who are also employees) of the Company or of an affiliate of the Company.

Individual Equity Compensation Arrangements

Pursuant to a Consulting Agreement, dated October 3, 2005 and amended on October 3, 2006, between the Company and Peter Mateja, our Chief Executive Officer and Director, the Company granted to Mr. Mateja 3,000,000 stock options, each of which gives Mr. Mateja the right to purchase one share of the Company's common stock for $0.15. Such stock options shall vest pro ratably every three months over the three year period commencing three months from October 3, 2005. The vested stock options shall be exercisable until the earlier of five years after vesting or 365 days after Mr. Mateja's termination. All remaining stock options shall automatically vest upon the Company's change in control. In lieu of a $50,000 cash bonus he was entitled to pursuant to the consulting agreement, the Company agreed, on October 3, 2006, to issue to Mr. Mateja 150,000 shares of common stock and 66,666 stock purchase options, each of which entitles the holder thereof to purchase one share of common stock at $0.45.

On July 29, 2005, the Company issued options to each of its directors - Joseph Bahat, Jacob Enoch, Amir Uziel, Tamir Levinas, and Aharon Y. Levinas. Such options were issued pursuant to a separate letter agreement entered into between the Company and each director on July 29, 2005. The terms of each letter agreement are identical. Pursuant to the Letter Agreements, each director agreed to serve as a director of the Company until the next Annual Meeting of Shareholders. As compensation for his services, each director received options to purchase 345,000 shares of the common stock of the Company for a price of $0.15 per share, exercisable for three years after the date that the stock options vest. Such stock options shall vest quarterly over the three year period commencing three months from the date of the Letter Agreement, so that 28,750 stock options shall vest every three months. In addition, each director shall be paid $4,000 for each year that he serves as director, payable quarterly in arrears. Each director also shall be paid $1,000 for each board or committee meeting at which he is physically present.

On November 9, 2006, the Company granted an additional 195,000 stock options, subject to vesting as described below, to each of the following directors: Aharon Y. Levinas, Tamir Levinas, Jacob Enoch, Joseph Bahat, and Amir Uziel. Each such stock option entitles the holder thereof to purchase one share of common stock for a price of $0.15, exercisable for three years after the date that the stock option vests. Such stock options shall vest quarterly over three years, commencing on November 9, 2006.

Pursuant to an Employment Agreement, dated May 24, 2005 and amended and restated on October 25, 2006, between the Company and Edward Braniff, our Chief Financial Officer, the Company issued to Edward Braniff options to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $0.05 per share. Such options shall vest shall vest pro ratably every three (3) months over three (3) year period commencing on May 24, 2005. The vested options shall be exercisable until the earlier of 5 years after vesting or 365 days after termination of CFO's employment with the Company. In addition, during the fiscal year ended December 31, 2006, Mr. Braniff received a bonus consisting of the following awards: 100,000 shares of common stock, granted on October 25, 2006; 50,000 stock options (each entitling Mr. Braniff to purchase one share of common stock for $0.30), granted on October 25, 2006; and 33,333 stock options (each entitling Mr. Braniff to purchase one share of common stock for $0.45), granted on December 31, 2006.

Pursuant to an employment agreement, dated March 23, 2005, between the Company and Aharon Y. Levinas, our Chief Technology Officer, as amended on April 18, 2005 and May 18, 2005, the Company issued to Mr. Levinas 2,650,000 shares of common stock, which shall vest pro ratably every 3 months over a 3-year period commencing on April 4, 2005. Upon a change of control of the Company, all such shares shall automatically be issued simultaneously upon the effective date of the change of control. The agreement is for a 4-year term, with a base salary of $160,000, $200,000, $240,000 and $240,000 for each year of the term. All benefits to be granted to the individual who will be appointed as our Chief Executive Officer shall be granted to Levinas as well, including bonuses and stock options. The agreement with Levinas provides that if Levinas is terminated during the 4-year term, or is no longer employed by us for any reason during said period, including termination for cause or death, we remain obligated to pay the full amount of payment due Levinas thereunder.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.

Between December 21, 2006 and January 3, 2007, the Company entered into Regulation S Subscription Agreements providing for the issuance of an aggregate of 4,453,410 shares of the Company's common stock to eight non-US persons. The purchase price paid to the Company for the purchase of such shares was $0.30 per share, amounting in the aggregate to $1,336,023. An additional 500,000 shares of the Company's common stock were issued to a non-US person as payment of commissions earned in connection with the sale of such shares. The shares were offered and sold pursuant to a placement held under Regulation S promulgated under the Securities Act of 1933, as amended. The Company did not make any offers in the United States, each of the purchasers was outside the United States, and there were no selling efforts in the United States.

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

During the three months ended September 30, 2006, the Company issued 142,857 shares of common stock to EGFE, Ltd. Such shares were issued in connection with the promissory note, dated May 22, 2006 and amended on March 6, 2007, in the principal amount of $500,000, issued by the Company to EGFE, Ltd. Such shares were issued pursuant to an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, or Regulation D promulgated thereunder. EGFE, Ltd. represented its intention to acquire the securities for investment only and not with view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the share certificates issued in such transaction. EGFE, Ltd. had adequate access, through its relationships with us, to information about us and was knowledgeable, sophisticated and experienced in making investments of this kind.

On September 14, 2006, the Company issued to EGFE, Ltd. a demand promissory note, in the principal amount of $500,000. In consideration therefor, EGFE, Ltd. loaned $500,000 to the Company. Interest on such promissory note will accrue at the rate of 12% per year. On March 6, 2007, such note was amended and restated for the purpose of providing that the entire principal sum and all accrued interest due under the promissory note shall be paid on September 30, 2007. Such promissory note was issued pursuant to an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, or Regulation D promulgated thereunder. EGFE, Ltd. represented its intention to acquire the securities for investment only and not with view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the share certificates issued in such transaction. EGFE, Ltd. had adequate access, through its relationships with us, to information about us and was knowledgeable, sophisticated and experienced in making investments of this kind.

In May 2006, the Company issued 1,357,142 shares of its common stock in a private placement. The purchasers of the shares were non-U.S. accredited investors. Each share was sold for $0.35. The Company received proceeds totaling an aggregate of $475,000. No commissions were paid in connection with the sale of the shares. The shares were issued pursuant to an exemption from registration pursuant to Regulation S promulgated by the Securities and Exchange Commission. The Company did not make any offers in the United States, each of the purchasers was outside the United States, and there were no selling efforts in the United States.

In May 2006, the Company issued 100,000 shares of its common stock in a private placement. The purchasers of the shares were non-U.S. accredited investors. The shares were sold as units. Each unit consisted of one share of common stock, one Class A warrant giving the holder the right to purchase 1 share of stock at $0.45, which is exercisable for 1 year from the date of issuance, and one Class B warrant giving the holder the right to purchase 1 share of stock for $0.75, which is exercisable for 3 years from the date of issuance. Each unit was sold for $0.25. The Company received proceeds totaling an aggregate of $25,000. No commissions were paid in connection with the sale of the units. The units were issued pursuant to an exemption from registration pursuant to Regulation S promulgated by the Securities and Exchange Commission. The Company did not make any offers in the United States, each of the purchasers was outside the United States, and there were no selling efforts in the United States.

On May 22, 2006, the Company issued to EGFE, Ltd. two convertible promissory notes, each in the principal amount of $500,000. In consideration therefor, EGFE agreed to pay to the Company an aggregate of $1,000,000. Interest on each note will accrue at the rate of 15% per annum. The entire principal sum and all accrued interest due under each note shall be paid on the maturity date of the respective note. The maturity date of one of the notes was originally June 4, 2007, but such note was amended on March 6, 2007 for the purpose of extending the maturity date to June 4, 2008. The maturity date of the other Note was originally May 24, 2007, but such note was amended on March 6, 2007 for the purpose of extending the maturity date to May 24, 2008. Pursuant to each promissory note, EGFE has the right, at its option, to convert the outstanding principal and interest due under the promissory notes to shares of the Company's common stock. The number of shares of common stock that shall be issued upon conversion will be calculated by dividing the amount of outstanding principal and interest that EGFE elects to convert by the conversion price specified therein. The conversion price will be calculated as follows: (1) if the Company is not in default under the terms of the note, the conversion price shall be equal to 95% of the average of the last bid and ask price of the common stock as quoted on the Over-The-Counter-Bulletin -Board or such other exchange where the common stock is quoted or listed for the five trading days preceding EGFE's election to convert; or (2) if the Company is in default under the terms of the Note, the conversion price shall be equal to 50% of the of the average of the last bid and ask price of the common stock as quoted on the Over-The-Counter-Bulletin -Board or such other exchange where the common stock is quoted or listed for the five trading days preceding EGFE, Ltd.'s election to convert.

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

On January 24, 2006, the Company issued 60,000 shares to each of the following persons: Amir Uziel; Tamir Levinas; Shiri Levinas; Yoram Drucker; Lavi Krasney; and David Lubin. Such shares were issued in consideration for consulting services rendered to the Company. The shares were offered and issued pursuant to an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, or Regulation D promulgated thereunder. The recipients of such shares were our officers, directors, or consultants and had access to all of the information which would be required to be included in a registration statement, and the transaction did not involve a public offering.

On January 9, 2006, the Company issued shares to the following persons in the amount set forth next to their name: Yair Alon - 26,250; Guy Bahat - 50,000; Daniel Levi - 40,000; Dov Reznik - 143,750. Such shares were issued in consideration for services rendered to the Company. The shares were offered and issued pursuant to an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, or Regulation D promulgated thereunder. The recipients of such shares were our officers, directors, or consultants and had access to all of the information which would be required to be included in a registration statement, and the transaction did not involve a public offering.

Purchases of equity securities by the issuer and affiliated purchasers.

None.

Item 6. Management’s Discussion and Analysis or Plan of Operation

The following management's discussion and analysis of financial condition and results of operations should be read in conjunction with our audited financial statements and notes thereto contained elsewhere in this report.

Results of Operation

Fiscal Year Ended December 31, 2006 Compared to Fiscal Year Ended December 31, 2005

During the year ended December 31, 2005, the Company began sales of the Battery Brain product. The Company recorded revenues of $151,257 during 2005 from the sales of its Battery Brain product compared to $1,818,973 in 2006. The cost of sales for the Battery Brain was $78,167 in 2005 compared to $1,184,889 in 2006. The Company’s revenues and cost of sales increased primarily as a result of its extensive marketing programs, including its trade shows and private label programs.

The Company's 2005 general and administrative expenses totaling $615,441 consisted primarily of professional fees of $131,262, travel costs of $150,538, and administrative payroll of $251,427. The Company paid or accrued the legal and accounting fees as it completed the necessary SEC filings and audits for the purchase of the Battery Brain business. The Company incurred consulting fees of $1,178,791 to help develop strategy, screen and recruit key executives, fill interim management positions and complete the roll out of the Battery Brain product. The Company also paid $546,107 in marketing and advertising expense during the year. The marketing and advertising costs were related to developing a marketing plan and marketing materials for the Company.

The Company's 2006 general and administrative expenses totaling $1,520,223 consisted primarily of research and development expenses of $128,296, travel costs of $401,734, and administrative payroll of $500,714. The increased expenses were the result of the Company’s efforts to create increased public awareness of its products and to prepare to handle the resulting increase in sales. The Company incurred consulting fees of 1,178,791 and $3,517,992 to help develop strategy, screen and recruit key executives, fill interim management positions, and complete the roll out of the Battery Brain product in 2005 and 2006, respectively. These consulting fees are primarily paid in shares of the Company’s common stock or in stock purchase options because the Company has limited cash for such expenditures. The Company also paid $546,107 and $437,125 in marketing and advertising expense during 2005 and 2006. The marketing and advertising costs were related to developing a marketing plan and marketing materials for the Company.

The Company recorded a net loss of $2,519,577 or $0.05 per share for the year of 2005 compared to a net loss of $5,328,496 or $0.08 per share in 2006. Excluding non cash expenses incurred through common stock issued and options granted, the Company would have incurred a net loss of $1,849,912 or $0.03 per share and $2,189,849 or $0.04 per share in 2005 and 2006, respectively. The Company expects that it will continue to be necessary to grant options and issue common stock for services in 2007.

Fiscal Year Ended December 31, 2005 Compared to Fiscal Year Ended December 31, 2004

During the year ended December 31, 2005, the Company began sales of the Battery Brain product. The Company recorded revenues of $151,257 during 2005 from the sales of its Battery Brain product. The cost of sales for the Battery Brain was $78,167 in 2005. The Company’s revenues and cost of sales in 2004 elated to its discontinued operations.

The Company's 2005 general and administrative expenses totaling $615,441 consisted primarily of professional fees of $131,262, travel costs of $150,538, and administrative payroll of $251,427. The Company paid or accrued the legal and accounting fees as it completed the necessary SEC filings and audits for the purchase of the Battery Brain business. The Company incurred consulting fees of $1,178,791 to help develop strategy, screen and recruit key executives, fill interim management positions and complete the roll out of the Battery Brain product. The Company also paid $546,107 in marketing and advertising expense during the year. The marketing and advertising costs were related to developing a marketing plan and marketing materials for the Company. All of the operating expenses for the year ended December, 2004 related to its discontinued operations.

The Company recorded a net loss of $ 2,471,601 or $0.04 per share for the year of 2005 compared to income of $108,183 or $0.09 per share in 2004 from its discontinued operations.

Liquidity and Capital Resources

The Company believes that it will need approximately $2,000,000 for its operations for the next twelve months. As of December 31, 2006, the Company had $963,627 in cash and believes that such funds will not be sufficient to satisfy the Company's cash requirements for the next twelve (12) months. From January 1, 2007 to March 31, 2007 the Company has raised an additional $1,433,214 from the issuance of additional securities of the Company. The Company has also renegotiated the three notes held by EGFE. Each note has been extended for an additional 12 months. The Company also has the opportunity to raise additional capital from the exercise of warrants issued during previous private placements. There is no assurance that the warrant holders will exercise the warrants or that the funds needed will be raised. Our plans to deal with this uncertainty include raising additional capital or entering into a strategic arrangement with a third party. There can be no assurance that our plans can be realized. There can be no assurance that we will be able to obtain additional financing if and when needed or that, if available, financing will be on acceptable terms. Additional equity financings may be dilutive to holders of our common stock and debt financing, if available, and may involve significant payment obligations and covenants that restrict how we operate our business.

Off Balance Sheet Arrangements.

None

Item 7. Financial Statements

The financial statements are set forth immediately following the signature page.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 8A. Controls and Procedures

Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company's management as of a date within the end of the period covered by this Annual Report on Form 10-KSB, the Company's chief executive officer and chief financial officer has concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

On March 29, 2007, we learned as part of our conducting accounting procedures for year end December 31, 2006 that we had not recorded the liability for our outstanding stock options correctly on our December 31, 2005 Financial Statements. The stock options issued were identified and reviewed in the text of the Company’s Annual Report on Form 10-KSB filed on April 7, 2006 but the value of the liability for the stock options was understated by $312,784. Accordingly our financial statements as of December 31, 2005 have been restated. These adjustments would change the reported loss from operations in 2005 from $2,206,793 to $2,519,577.

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

Internal Controls Over Financial Reporting

There have not been any changes in the Company’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s most recent fiscal year that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 8B. Other Information

None

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a)  of the Exchange Act

Directors, Executive Officers, Promoters, and Control Persons

The following table sets forth the names, ages, and positions with the Company for each of the directors and officers of the Company as of March 30, 2006.

Name	Age	Positions and Offices

Peter Mateja	56	CEO and Director

Edward Braniff	57	CFO

Aharon Y. Levinas	60	CTO and Director

Joseph Bahat	75	Chairman

Jacob Enoch	57	Director

Tamir Levinas	35	Director

Michael Ben-Ari	47	Director

Guy Moshe	55	Director

The directors of the Company have been elected to serve until the next annual meeting of stockholders and until their successor(s) have been elected and qualified. Officers are appointed by the Board of Directors and serve at the discretion of the Board. Aharon Y. Levinas is the father of Tamir Levinas. There are no proceedings to which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. None of our directors or officers has been affiliated with any company that has filed for bankruptcy within the last five years.

The following is a brief account of each nominee’s education and business experience during the past five years, and any other directorships held in reporting companies:

Pete Mateja. Mr. Mateja has been our Chief Executive Officer since October 3, 2005 and our Director since February 26, 2007. Mr. Mateja was the President and Chief Executive Officer of Home and Park Motorhomes, a manufacturer of camper vans having revenues exceeding $100,000,000. Mr. Mateja has been president and chief executive officer and has held general management positions in automotive, medium and heavy duty truck, RV, fire truck and body building manufacturers as well as industrial manufacturers. He has led companies to significant revenue, market share and earnings improvements. Mr. Mateja has led manufacturers such as Navistar International Corporation Canada, E - One Canada, Amerock Canada and SuperPac/Frink. He is also a former president of the Automotive Parts' Manufacturers' Association.

Edward Braniff. Mr. Braniff has been our Chief Financial Officer since May 24, 2005. He worked for AT&T for 27 years, he has a strong operational background, having held finance positions in Regulatory reporting, Assistant Treasurer, Assistant Controller and the CFO for International and Operational Divisions. Since leaving AT&T in 1998 Mr. Braniff has worked as a consultant to major corporations. He has been the CFO and then the COO for The Global TeleExchange in Virginia, (1999-2000). The Cedar Group PLC (2001-2003),a British based Public Company providing global software and consulting services.

Aharon Y. Levinas. Mr. Levinas was appointed as the Chief Technology Officer and a director of the Company as of March 23, 2005. Mr. Levinas is the sole shareholder of Purisys, Inc., a New Jersey corporation which Mr. Levinas established over 10 years ago. Mr. Levinas’ sole business activities for the last 10 years has been the development and establishment of the Battery Brain product.

Joseph Bahat. Mr. Bahat established and directed a Honda distributorship in Israel, served as the Chairman and Chief Executive Officer of Hertz International Franchisee in Israel, been the Managing Director of Hertz Rent aCar (Israel) Ltd., and been the manager of Ford Distributor in Israel. He is currently a member of the board of directors of the United Mizrahi Bank. He is also serving as the Vice President of the Israeli Federation of the Chamber of Commerce, a member of the Israel British Business Counsel, a Chairman of Mosdot House, and as Economic Ambassador of the Ministry of Commerce & Industry.

Jacob Enoch. Mr. Enoch has been the President of Korean Motors Israel- KIA Distributor Israel since June 2004. Since January 2004, he also has been serving as the Chairman of the Board of Directors of the Israeli Car Importers Association. Since December 2003, he has been serving as a member of the board of directors of Alliance Tire Company in Israel. In 2001 and 2000, he served as a member of the board of directors of Europcar Israel. Prior to 2000, Mr. Enoch was engaged in managerial positions with various automobile rental agencies and automobile distributors over the course of more than three decades. Mr. Enoch received an MBA in Marketing from Jerusalem University in Jerusalem, Israel, and a Bec in Mechanical Engineering from Tel Aviv University in Tel Aviv, Israel.

Tamir Levinas. Mr. Levinas was appointed as a director of the Company as of March 23, 2005. Since 1998 he has been the head of Technical Development of Internet Gold (Nasdaq: IGLD), where he is responsible for managing all aspects of the technical department activities, project management and engineering, as well as being responsible for technical vendor relations and procurement. Mr. Levinas received a B.A. in Business and Information Technology Management from Inter-Disciplinary Center in Herzelia, Israel in 2004.

Guy Moshe. Mr. Moshe was appointed as our director on February 26, 2007. He obtained his BSC in Electrical Engineering from Technion, Israel Institute of Technology in Haifa, Israel. From 2004 until 2007, he served as the Executive Director of Mentor Graphics, based in Wilsonville, Oregon. Mr. Moshe also served as Executive Director for the Mentor Development Center in Israel, where he established the Mentor Design Center and managed the ESL business in the DCS division. From 2002 until 2004, he was President and CEO of Summit Design, Inc., of Burlington, MA, and General Manager of Summit Israel and Acting Vice President for World Wide Sales.

Michael Ben-Ari. Mr. Ben-Ari was appointed as our director on February 26, 2007. He holds an MBA in finance and marketing from Tel Aviv University and a BA from Brandeis University. He has over 15 years experience in the international financial services industry, and brings extensive management experience, including financing, banking and marketing skills developed in previously held positions. Mr. Ben-Ari is presently a director of Brainstorm Cell Therapeutics Inc., an SEC reporting company. In 1999, he established EGFE, Ltd., a company specializing in alternative investments for international clients, and has been its sole owner and manager since such date. Prior to founding EGFE, he held management positions in Bank Leumi, Israel's second largest bank, and in Supersol, Israel's second largest supermarket chain.

Audit Committee Financial Expert

The Board of Directors has not established an audit committee and does not have an audit committee financial expert.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires officers and Directors of the Company and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes in their ownership with the Securities and Exchange Commission, and forward copies of such filings to the Company. We believe, based solely on our review of the copies of such forms and other written representations to us, that during the fiscal year ended December 31, 2006, all reporting persons complied with all applicable Section 16(a) filing requirements.

Code of Ethics

The Company has not adopted a Code of Ethics.

Item 10. Executive Compensation

Summary Compensation

Pete Mateja

Pete Mateja has been serving as our Chief Executive Officer since October 3, 2005, and as a director since February 26, 2007. The terms of his compensation are set forth in his consulting agreement, dated October 3, 2005, which was renewed and amended upon its expiration as of October 3, 2006. Prior to the renewal of such consulting agreement, Mr. Mateja was entitled to the following as compensation for his services: an annual base salary of $150,000; an annual bonus of up to $50,000 based on the Company's performance and meeting established objectives which shall be submitted by Mr. Mateja and approved by the Company's board of directors; and 3,000,000 stock options, each of which gives Mr. Mateja the right to purchase one share of the Company's common stock for $0.15. Such stock options shall vest pro ratably every three months over the three year period commencing three months from October 3, 2005. The vested stock options shall be exercisable until the earlier of five years after vesting or 365 days after Mr. Mateja's termination. All remaining stock options shall automatically vest upon the Company's change in control.

Following the renewal and amendment of the consulting agreement on October 3, 2006, Mr. Mateja’s annual base salary has been increased to $170,000. In addition, commencing as of October 3, 2006, he is entitled to $700 per month as reimbursement for accommodation expenses incurred by him. The Company also agreed that, if the Company terminates Mr. Mateja’s engagement without cause it will continue to pay him under normal payroll practices for the next six months immediately following such termination.

During the fiscal year ended December 31, 2006, Mr. Mateja received $155,000 in salary. He also received $2,100 as reimbursement for accommodation expenses. In lieu of the $50,000 cash bonus he was entitled to pursuant to the consulting agreement, the Company agreed, on October 3, 2006, to issue to Mr. Mateja 150,000 shares of common stock and 66,666 stock purchase options, each of which entitles the holder thereof to purchase one share of common stock at $0.45 until 2011. In addition, 1,000,000 of the stock options granted to him pursuant to the consulting agreement dated October 3, 2005 vested during the fiscal year ended December 31, 2006.

During the fiscal year ended December 31, 2005, Mr. Mateja received $37,500 in salary. He received no other compensation during such fiscal year.

Edward Braniff

From June 27, 2005 until October 2, 2005, the Company did not have a Chief Executive Officer and Edward Braniff, our Chief Financial Officer, was the most senior executive officer of our Company. Mr. Braniff has been serving as our Chief Financial Officer since May 24, 2005 pursuant to an Employment Agreement, dated May 24, 2005 and amended and restated as of October 25, 2006. Prior to the amendment and restatement of such employment agreement, Mr. Braniff was entitled to the following as compensation for services: $140,000, as base salary; an annual bonus of $50,000 based on performance; and options to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $0.05 per share. Such options shall vest shall vest pro ratably every three months over three year period commencing on May 24, 2005. The vested options shall be exercisable until the earlier of 5 years after vesting or 365 days after the termination of Mr. Braniff’s employment with the Company

Following the amendment and restatement of Mr. Braniff’s employment agreement on October 25, 2006, his salary has been increased to $145,000. Mr. Braniff continues to be entitled to a bonus of up to $50,000 based on performance. In addition, Mr. Braniff is entitled to an additional bonus as follows: for each $1,000,000 in revenues above $1,200,000 earned by the Company during the fiscal year ended December 31, 2006, the Company shall pay to Mr. Braniff the following: (a) 50,000 stock options, each of which shall give him the right to purchase one share of common stock for $0.45; (b) a cash payment equal to $10,000; and (c) a cash payment equal to 2.5% of the Company’s EBIT for the fiscal year ending December 31, 2006.

During the fiscal year ended December 31, 2006, Mr. Braniff received $143,000 in salary and a bonus consisting of the following awards: 100,000 shares of common stock, granted on October 25, 2006; 50,000 stock options (each entitling Mr. Braniff to purchase one share of common stock for $0.30), granted on October 25, 2006; and 33,333 stock options (each entitling Mr. Braniff to purchase one share of common stock for $0.45), granted on December 31, 2006. In addition, during the fiscal year ended December 31, 2006, 333,333 of the stock options granted on May 24, 2005 vested.

Aharon Y. Levinas

Aharon Y. Levinas has been our Chief Technology Officer since March 23, 2005 pursuant to an employment agreement, dated as of such date, as amended on April 18, 2005 and May 18, 2005. The agreement is for a 4-year term, with a base salary of $160,000, $200,000, $240,000 and $240,000 for each year of the term. In addition, the Company granted to Mr. Levinas 2,650,000 shares of common stock, which shall vest pro ratably every 3 months over a 3-year period commencing on April 4, 2005. Upon a change of control of the Company, all such shares shall automatically be issued simultaneously upon the effective date of the change of control. All benefits to be granted to the individual who will be appointed as our Chief Executive Officer shall be granted to Levinas as well, including bonuses and stock options. The agreement with Levinas provides that if Levinas is terminated during the 4-year term, or is no longer employed by us for any reason during said period, including termination for cause or death, we remain obligated to pay the full amount of payment due Levinas thereunder. During the fiscal year ended December 31, 2006, Mr. Levinas received $190,000 in salary and 66,666 stock options (each entitling the holder thereof to purchase one share of common stock for $0.45). In addition, during the fiscal year ended December 31, 2006, 833,333 shares of common stock granted to Mr. Levinas on April 4, 2005 vested. Mr. Levinas has also been a Director of the Company since March 23, 2005 and has received additional compensation for his services rendered in his capacity as Director, as discussed below in the section entitled “Compensation of Directors.”

The following table sets forth information concerning the compensation paid or earned during the fiscal years ended December 31, 2006 and 2005 for services rendered to our Company in all capacities by the following persons: (i) all individuals who served as the principal executive officer or acting in a similar capacity during the fiscal year ended December 31, 2006, regardless of compensation level; (ii) all individuals who served as officers at December 31, 2006 and whose total compensation exceeded $100,000 during the fiscal year ended December 31, 2006; and (iii) up to two additional individuals who served as officers during the fiscal year ended December 31, 2006 and whose total compensation exceeded $100,000 during the fiscal year ended December 31, 2006, regardless of whether they were serving as officers at the end of such fiscal year.

SUMMARY COMPENSATION TABLE

Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)		Stock Awards ($) (e)	Option Awards ($) (f)		Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)		Total ($) (j)
Pete Mateja,	2006	155,000	69,025	(2)	0	517,515	(4)	0	0	2,100	(3)	743,640
CEO(1)	2005	37,500	0		0	0		0	0	0		37,500

Edward Braniff,	2006	143,333	56,140	(6)	0	134,390	(7)	0	0	0		333,863
CFO(5)	2005	115,600	0		0	67,195	(7)	0	0	0		182,795

Aharon Y. Levinas,	2006	190,000	0		0	398,067	(9)(10)	0	0	0		588,067
CTO(8)	2005	142,000	0		0	189,521	(10)	0	0	0		331,521

(1) Mr. Mateja has been serving as our Chief Executive Officer since October 3, 2005 and as our director since February 26, 2007.

(2) Represents the value of 150,000 shares of common stock and 66,666 stock purchase options (each of which entitles the holder thereof to purchase one share of common stock at $0.45), which were granted to Mr. Mateja in lieu of a cash bonus on October 3, 2006. The value of such shares amounted to $50,000, based on a value of $0.30 per share. The value of such stock options was based on a Black-Scholes Model value of $19,025.

(3) Pursuant to Mr. Mateja’s consulting agreement, from and after October 3, 2006, he is entitled to $700 per month as reimbursement for accommodation expenses incurred by him.

(4) Represents the value of 3,000,000 stock options granted to Mr. Mateja on October 3, 2005, subject to vesting as described below. Each option gives Mr. Mateja the right to purchase one share of the Company's common stock for $0.15. Such stock options shall vest pro ratably every three months over the three year period commencing three months from October 3, 2005. The vested stock options shall be exercisable until the earlier of five years after vesting or 365 days after Mr. Mateja's termination. All remaining stock options shall automatically vest upon the Company's change in control. The value of such stock options was based on a Black-Scholes Model value of $517,515.

(5) Mr. Braniff has been serving as our Chief Financial Officer since May 24, 2005.

(6) During the fiscal year ended December 31, 2006, Mr. Braniff received a bonus consisting of the following awards: 100,000 shares of common stock, granted on October 25, 2006, whose value amounted to $30,000, based on $0.30 per share; 50,000 stock options (each entitling Mr. Braniff to purchase one share of common stock for $0.30), granted on October 25, 2006, whose value was based on a Black-Scholes Model value of $16,627; and 33,333 stock options (each entitling Mr. Braniff to purchase one share of common stock for $0.45), granted on May 31, 2006, whose value was based on a Black-Scholes Model value of $9,513.

(7) Represents the value of 1,000,000 stock options granted to Mr. Braniff on May 24, 2005, subject to vesting as described below. Each stock option entitles Mr. Braniff to purchase one share of the Company’s common stock at an exercise price of $0.05. Such options shall vest shall vest pro ratably every three months over three year period commencing on May 24, 2005. The vested options shall be exercisable until the earlier of 5 years after vesting or 365 days after the termination of Mr. Braniff’s employment with the Company. The value of such stock options was based on a Black-Scholes Model value of $ 134,390.

(8) Mr. Levinas has been serving as our Chief Technology Officer since March 23, 2005.

(9) Includes the value of 66,666 stock options (each entitling the holder thereof to purchase one share of common stock for $0.45), which were granted to Levinas on October 3, 2006. The value of such stock options was based on a Black-Scholes Model value of $ 19,025.

(10) Includes the value of 2,650,000 shares of common stock granted to Mr. Levinas, which shall vest pro ratably every 3 months over a 3-year period commencing on April 4, 2005. Such shares were issued in consideration for services rendered by Mr. Levinas pursuant to his employment agreement with the Company, dated March 23, 2005, as amended on April 18, 2005 and May 18, 2005. The value of such shares was based on a Black-Scholes Model value of $ 379,042.

Outstanding Equity Awards

The table set forth below presents certain information concerning unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer above outstanding as of December 31, 2006.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

OPTION AWARDS								STOCK AWARDS
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)		Number of Securities Underlying Unexercised Options (#) Unexer- cisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exer- cise Price ($) (e)	Option Expira- tion Date (f)		Number of Shares or Units of Stock That Have Not Vested (#) (g)		Mark- et Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#) (j)
Pete Mateja	3,000,000	(1)	0	0	0.15	*	(1)	2,000,000		1,035,030	0	0
	66,666	(2)	0	0	0.45	10/26/11		0		0	0	0

Edward Braniff	1,000,000	(3)	0	0	0.05	*	(3)	500,000		201,585	0	0
	50,000	(4)	0	0	0.30	10/26/11		0		0	0	0
	33,333	(5)	0	0	0.45	10/26/11		0		0	0	0

Aharon Y. Levinas	66,666	(6)	0	0	0.45	0		0		0	0	0
	2,650,000		0	0	0	0		1,325,002	(7)	568,583	0	0

(1) Pursuant to an Employment Agreement, dated October 3, 2005 and amended on October 3, 2006, between our Company and Pete Mateja, our Chief Executive Officer and Director, we granted to Mr. Mateja 3,000,000 stock options granted, subject to vesting as described below. Each option gives Mr. Mateja the right to purchase one share of the Company's common stock for $0.15. Such stock options shall vest pro ratably every three months over the three year period commencing three months from October 3, 2005. The vested stock options shall be exercisable until the earlier of five years after vesting or 365 days after Mr. Mateja's termination. All remaining stock options shall automatically vest upon the Company's change in control. As of December 31, 2006, 1,000,000 of such stock options had vested.

(2) On October 3, 2006, the Company granted to Mr. Mateja 66,666 stock purchase options, each of which entitles the holder thereof to purchase one share of common stock at $0.45 until 2011.

(3) Pursuant to an Employment Agreement, dated May 24, 2005, between our Company and Edward Braniff, our Chief Financial Officer, we granted to Mr. Braniff 1,000,000 stock options, subject to vesting as described below. Each stock option entitles Mr. Braniff to purchase one share of the Company’s common stock at an exercise price of $0.05. Such options shall vest shall vest pro ratably every three months over three year period commencing on May 24, 2005. The vested options shall be exercisable until the earlier of 5 years after vesting or 365 days after the termination of Mr. Braniff’s employment with the Company. All remaining stock options shall automatically vest upon the Company's change in control. As of December 31, 2006, 500,000 of the stock options had vested.

(4) On October 25, 2006, Mr. Braniff 50,000 stock options (each entitling Mr. Braniff to purchase one share of common stock for $0.30) in lieu of a cash bonus.

(5) On December 31, 2006, Mr. Braniff received 33,333 stock options (each entitling Mr. Braniff to purchase one share of common stock for $0.45 as a bonus pursuant to his employment agreement, dated May 24, 2005 and amended and restated on October 25, 2006.

(6) On October 3, 2006, the Company granted to Mr. Levinas 66,666 stock options (each entitling the holder thereof to purchase one share of common stock for $0.45).

(7) Pursuant to an Employment Agreement, dated March 23, 2005, between our Company and Aharon Y. Levinas, our Chief Technology Officer, as amended on April 18, 2005 and May 18, 2005, we granted to Mr. Levinas 2,650,000 shares of common stock, which shall vest pro ratably every 3 months over a 3-year period commencing on April 4, 2005. Upon a change of control of the Company, all such shares shall automatically be issued simultaneously upon the effective date of the change of control. As of December 31, 2006, 1,324,998 of such shares had vested.

Compensation of Directors

The terms of the compensation paid to each director of the Company are set forth in a letter agreement which is separately entered into between the Company and each of its directors. All of the following individuals, who served as a director of the Company during the fiscal year ended December 31, 2006, entered into their letter agreements on July 29, 2005: Aharon Y. Levinas, Tamir Levinas, Jacob Enoch, Joseph Bahat, and Amir Uziel. The terms of each such letter agreement are identical. Pursuant to such letter agreement, each director agreed to serve as a director of the Company until the next Annual Meeting of Shareholders. The director may be removed from his position at any time by the affirmative vote of the majority of the directors or the affirmative vote of the majority of the Company's shareholders. The director may resign at any time. As compensation for his services, each director shall be paid $4,000 for each year that he serves as director, payable quarterly in arrears. In addition, each director shall be paid $1,000 for each board or committee meeting at which he is physically present. Each director shall also receive options to purchase 345,000 shares of the common stock of the Company for a price of $0.15 per share, exercisable for three years after the date that the stock options vest. Such stock options shall vest quarterly over three years, commencing from the date of the letter agreement, so that 28,750 stock options shall vest every three months. If the Company undergoes a change in control, all stock options shall vest automatically upon the date of such change in control.

On November 9, 2006, we also granted an additional 195,000 stock options, subject to vesting as described below, to each of the following directors: Aharon Y. Levinas, Tamir Levinas, Jacob Enoch, Joseph Bahat, and Amir Uziel. Each such stock option entitles the holder thereof to purchase one share of common stock for a price of $0.15, exercisable for three years after the date that the stock option vests. Such stock options shall vest quarterly over three years, commencing on November 9, 2006.

Each of the following directors entered into their letter agreements on February 26, 2007, the date that they were appointed as directors: Pete Mateja, Guy Moshe, and Michael Ben-Ari. Pursuant to their letter agreements, each director agreed to serve as a director of the Company until the next annual meeting of the Company’s shareholders. As compensation for his services, each such director shall be paid $4,000 for each year that he serves as director. In addition, he shall be paid $1,000 for each board or committee meeting at which he is physically present. He shall also receive 540,000 common stock purchase options, which shall vest on a quarterly basis over the three year period following the date of the letter agreement, so that 45,000 common stock purchase options shall vest every three months during such period. Each such common stock purchase option shall entitle the holder thereof to purchase one share of the common stock of the Company for a price of $0.35 per share, and it shall be exercisable for three years after the date that such option vests. If the Company undergoes a change in control, all stock options shall vest automatically upon the date of such change in control.

The following table sets forth certain information regarding the compensation paid to our Directors during the fiscal year ended December 31, 2006. The value of the stock options set forth below was based on a Black-Scholes Model value of $56,068 for each Director.

COMPENSATION OF DIRECTORS

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Non-Qualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (j)
Aharon Y. Levinas	6,000	0	56,068	0	0	0	62,068
Amir Uziel	32,000	0	56,068	0	0	0	88,068
Joseph Bahat	7,500	0	56,068	0	0	0	63,568
Jacob Enoch	7,500	0	56,068	0	0	0	63,568
Tamir Levinas	68,000	0	56,068	0	0	0	104,068

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table lists, as of April 12, 2007, the number of shares of Common Stock beneficially owned by (i) each person or entity known to the Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of the Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 76,888,409 shares of Common Stock issued and outstanding as of April 12, 2007. Unless otherwise provided, the address of each person listed in the following table is c/o Smart Energy Solutions, Inc., 210 West Parkway, #7, Pompton Plains, NJ 07444.

Name of Beneficial Owner	Title Of Class	Amount and Nature of Beneficial Ownership	Percent of Class

5% Owners:

EGFE, Ltd.	Common	5,059,141(1)	6.6%

Directors and Executive Officers:

Peter Mateja	Common	1,761,666 (2)(3)(4)	2.2%

Edward Braniff	Common	850,000 (5)(6)	1.1%

Michael Ben-Ari	Common	6,212,074(7)(8)(9)(10)	7.7%

Moshe Guy	NA	45,000(10)	Less than 1%

Joseph Bahat	Common	345,750(11) (12)	Less than 1%

Jacob Enoch	Common	345,750 (11)(12)	Less than 1%

Aharon Y. Levinas	Common	12,488,883 (11)(12)(13)(14)	15.7%

Tamir Levinas	Common	2,293,750(11)(12)	3.0%

All directors and executive officers as a group (8 persons)	Common	24,342,873 (1)(2)(3)(4)(5)(6)(7)(8)(9)(10)(11)(13)(14)	30.0%

(1) Includes 3,320,802 shares of common stock issuable upon conversion of three convertible promissory notes issued in 2006 by the Company to EGFE, Ltd., each in the principal amount of $500,000. The sole owner and manager of EGFE, Ltd. is Michael Ben-Ari, our director. In consideration therefor, EGFE agreed to pay to the Company an aggregate of $1,500,000. Pursuant to each promissory note, EGFE has the right, at its option, to convert the outstanding principal and interest due under the promissory notes to shares of the Company's common stock. The number of shares of common stock that shall be issued upon conversion will be calculated by dividing the amount of outstanding principal and interest that EGFE elects to convert by the conversion price specified therein. The conversion price will be calculated as follows: (1) if the Company is not in default under the terms of the note, the conversion price shall be equal to 95% of the average of the last bid and ask price of the common stock as quoted on the Over-The-Counter-Bulletin -Board or such other exchange where the common stock is quoted or listed for the five trading days preceding EGFE's election to convert; or (2) if the Company is in default under the terms of the Note, the conversion price shall be equal to 50% of the of the average of the last bid and ask price of the common stock as quoted on the Over-The-Counter-Bulletin -Board or such other exchange where the common stock is quoted or listed for the five trading days preceding EGFE, Ltd.'s election to convert. For purposes hereof, the conversion price has been calculated to be $ .57, which amount is equal to 95% of the average of the last bid and ask price of the common stock as quoted on the Over-The-Counter-Bulletin -Board on March 21, 2007.

(2) Includes 1,500,000 shares of common stock issuable upon exercise of stock options granted to Mr. Mateja and vested pursuant to a Consulting Agreement, dated October 3, 2005, between the Company and Peter Mateja. Each stock option provides to Mr. Mateja the right to purchase one share of the Company's common stock for $0.15. Pursuant to such Consulting Agreement, the Company had granted to Mr. Mateja 3,000,000 such stock options, which shall vest pro ratably every three months over the three year period commencing three months from October 3, 2005. As of May 3, 2007, 1,500,000 stock options will have vested and shall be exercisable, and 1,500,000 stock options will not have vested and shall not be exercisable.

(3) Includes 150,000 shares of common stock and 66,666 shares of common stock issuable upon exercise of 66,666 stock purchase options, each of which entitles the holder thereof to purchase one share of common stock at $0.45, which were granted to Mr. Mateja on October 3, 2006.

(4) Includes 45,000 shares of common stock issuable upon exercise of stock options granted to Mr. Mateja and vested pursuant to a letter agreement, dated February 26, 2007, as partial compensation for services rendered by such person in his capacity as a director of the Company. Pursuant to such letter agreement, Mr. Mateja was granted a total of 540,000 stock options, which shall vest quarterly over the three year period commencing on the date of the agreement. As of May 26, 2007, 45,000 stock options will have vested and shall be exercisable, and 495,000 stock options will not have vested and shall not be exercisable. Each such stock option entitles the holder thereof to purchase one share of common stock of the Company for a price of $0.35 per share. The options are exercisable for three years after the date that the stock options vest.

(5) Includes 666,667 shares of common stock issuable upon exercise of stock options granted to Mr. Braniff pursuant to an Employment Agreement, dated May 24, 2005, between the Company and Edward Braniff. Each stock option provides to Mr. Braniff the right to purchase one share of the Company’s common stock at an exercise price of $0.05 per share. The vested options shall be exercisable until the earlier of 5 years after vesting or 365 days after termination of Mr. Braniff’s employment with the Company. The options were issued in consideration for Mr. Braniff’s services rendered to the Company in his capacity as Chief Financial Officer. Mr. Braniff is entitled to an additional 333,333 stock options pursuant to said employment agreement, of which 83,333 shares shall vest quarterly over the balance of the three year period, which commenced on May 24, 2005.

(6) Includes 100,000 shares and 50,000 stock options (each entitling Mr. Braniff to purchase one share of common stock for $0.30), granted on October 25, 2006, and 33,333 stock options (each entitling Mr. Braniff to purchase one share of common stock for $0.45), granted on May 31, 2006.

(7) Includes 5,059,141 shares of common stock beneficially owned by EGFE, Ltd., whose sole owner and manager is Michael Ben-Ari (cf. Note 1 above).

(8) Includes 293,250 shares of common stock owned by EGFE Israel, Ltd., a wholly-owned subsidiary of EGFE, Ltd., whose sole owner and manager is Michael Ben-Ari.

(9) Includes 528,969 shares of common stock owned by Pink Carnation Ltd., whose sole owner and manager is Michael Ben-Ari.

(10) Includes 45,000 shares of common stock issuable upon exercise of stock options granted to such person pursuant to a letter agreement, dated February 26, 2007, as partial compensation for services rendered by such person in his capacity as a director of the Company. Pursuant to the letter agreement, such person was granted a total of 540,000 stock options, which shall vest quarterly over the three year period commencing on the date of the agreement. As of May 26, 2007, 45,000 stock options will have vested and shall be exercisable, and 495,000 stock options will not have vested and shall not be exercisable. Each such stock option entitles the holder thereof to purchase one share of common stock of the Company for a price of $0.35 per share. The options are exercisable for three years after the date that the stock options vest.

(11) Includes 201,250 shares of common stock issuable upon exercise of stock options granted to such person pursuant to a letter agreement entered into with such person on July 29, 2005, as partial compensation for services rendered by such person in his capacity as a Director of the Company. Each option entitles the holder thereof to purchase one share of common stock of the Company for a price of $0.15 per share. The options are exercisable for three years after the date that the stock options vest. Such person is entitled to an additional 143,750 stock options pursuant to said letter agreement, of which 28,750 shall vest quarterly over the balance of the three year period, which commenced on July 29, 2005.

(12) Includes 32,500 shares of common stock issuable upon exercise of stock options granted to such person pursuant to an action taken at the Board Meeting on November 9, 2006, as partial compensation for services rendered by such person in his capacity as a Director of the Company. Each option entitles the holder thereof to purchase one share of common stock of the Company for a price of $0.35 per share. The options are exercisable for three years after the date that the stock options vest. Such person is entitled to an an additional 162,500 stock options pursuant to the minutes of said board meeting, of which 16,500 shall vest quarterly over the balance of the three year period, which commenced on November 9, 2006.

(13) Includes 1,766,667 shares of common stock granted to Mr. Levinas, which were issued in consideration for services rendered by Mr. Levinas pursuant to his employment agreement with the Company, dated March 23, 2005, as amended on April 18, 2005 and May 18, 2005. Mr. Levinas is entitled to an additional 883,333 shares pursuant to said employment agreement, of which 220,833 shall vest quarterly over the balance of the three year period, which commenced on March 23, 2005.

(14) Includes 66,666 stock options (each entitling the holder thereof to purchase one share of common stock for $0.45) granted to Mr. Levinas on October 3, 2006.

Item 12. Certain Relationships and Related Transactions, and Director Independence.

Related Transactions

On February 26, 2007, the Company entered into a separate letter agreement with each of the following, newly-appointed directors of the Company: Guy Moshe, Michael Ben-Ari, and Pete Mateja (who is also the Company’s Chief Executive Officer). The terms of each letter agreement are identical. Pursuant to the letter agreement, each such Director agreed to serve as a Director of the Company until the next annual meeting of the Company’s shareholders. Each of such persons may be removed from his position at any time by the affirmative vote of the majority of the Company’s directors or the affirmative vote of the majority of the Company’s shareholders. He may resign at any time. As compensation for his services, each such Director shall be paid $4,000 for each year that he serves as director. In addition, he shall be paid $1,000 for each board or committee meeting at which he is physically present. He shall also receive 540,000 common stock purchase options, which shall vest on a quarterly basis over the three year period following the date of the letter agreement, so that 45,000 common stock purchase options shall vest every three months during such period. Each such common stock purchase option shall entitle the holder thereof to purchase one share of the common stock of the Company for a price of $0.35 per share, and it shall be exercisable for three years after the date that such option vests. If the Company undergoes a change in control, all stock options shall vest automatically upon the date of such change in control. Pursuant to the letter agreement, the Company agreed to indemnify the Director to the fullest extent permitted by law and the by-laws of the Company for all expenses, costs, liabilities and legal fees which the Director may incur in the discharge of his duties thereunder. Notwithstanding the foregoing, the Director shall not be entitled to any indemnification with respect to any claim arising directly or indirectly if (i) his acts were committed in bad faith or were the result of active and deliberate dishonesty, (ii) he gained any financial profit or other advantage to which he was not legally entitled, (iii) he made profits from the purchase or sale of securities of the Company within the meaning of Section 16 of the Securities Exchange Act of 1934 or similar provisions of any state, or (iv) payment by the Company under the letter agreement is not permitted by applicable law. The Company also agreed to reimburse the Director for any reasonable legal fees which he may have incurred in connection with the negotiation and consummation of the letter agreement.

On February 5, 2007, the Company agreed to issue 66,667 shares of its common stock to Pink Carnation Ltd. pursuant to a Regulation S Subscription Agreement dated as of such date. Michael Ben-Ari, who has been our director since February 26, 2007, has an ownership interest in Pink Carnation Ltd. In consideration for such shares, Pink Carnation Ltd. paid to the Company $0.30 per share, amounting in the aggregate to $20,000.

On December 24, 2006, the Company entered into a Corporate Advisory Services Agreement with Pink Carnation, Ltd. Michael Ben-Ari, who has been our director since February 26, 2007, has an ownership interest in Pink Carnation Ltd. Pursuant to such agreement, the Company agreed to engage Pink Carnation Ltd. as a consultant for a one year period expiring on December 24, 2007. The term of the agreement will be renewed for successive one year periods unless either party thereto provides written notice of its intent not to renew at least 30 days prior to the expiration of the term. The consulting services to be rendered by Pink Carnation Ltd. pursuant thereto include the following: identifying business opportunities; identifying potential suitable acquisitions for the Company; advising the Company with respect to its corporate development; and introducing the Company to certain of its contacts. As compensation for such services, the Company agreed to issue 267,857 shares of its common stock to Pink Carnation Ltd.

On January 31, 2007, the Company issued 194,445 shares of common stock to Pink Carnation Ltd. in consideration for a payment of $.30 per share. Michael Ben-Ari, who has been our director since February 26, 2007, has an ownership interest in Pink Carnation Ltd

On November 22, 2006, EGFE Israel, Ltd. purchased 293,250 shares of the Company’s common stock in consideration for the payment of $0.34 per share, amounting in the aggregate to approximately $100,000. EGFE Israel, Ltd. is a wholly owned subsidiary of EGFE, Ltd., whose sole owner and manager is Michael Ben-Ari, who has been our director since February 26, 2007.

During the three months ended September 30, 2006, the Company issued 142,857 shares of common stock to EGFE, Ltd. EGFE, Ltd. is the beneficial owner of more than 5% of the Company’s outstanding common stock, and its sole owner and manager is Michael Ben-Ari, who has been our director since March 19, 2007. Such shares were issued in connection with the promissory note, dated May 22, 2006 and amended on March 6, 2007, in the principal amount of $500,000, issued by the Company to EGFE, Ltd. Such shares were issued pursuant to an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, or Regulation D promulgated thereunder. EGFE, Ltd. represented its intention to acquire the securities for investment only and not with view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the share certificates issued in such transaction. EGFE, Ltd. had adequate access, through its relationships with us, to information about us and was knowledgeable, sophisticated and experienced in making investments of this kind.

On September 28, 2006, Michael Ben-Ari, who has been our director since March 19, 2007, purchased 285,174 shares of the Company’s common stock in consideration for the payment of $0.35 per share, amounting in the aggregate to $100,000.

On September 14, 2006, the Company issued to EGFE, Ltd. a demand promissory note, in the principal amount of $500,000. In consideration therefor, EGFE, Ltd. loaned $500,000 to the Company. Interest on such promissory note will accrue at the rate of 12% per year. On March 6, 2007, such note was amended and restated for the purpose of providing that the entire principal sum and all accrued interest due under the promissory note shall be paid on September 30, 2007. Such promissory note was issued pursuant to an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, or Regulation D promulgated thereunder. EGFE, Ltd. represented its intention to acquire the securities for investment only and not with view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the share certificates issued in such transaction. EGFE, Ltd. had adequate access, through its relationships with us, to information about us and was knowledgeable, sophisticated and experienced in making investments of this kind.

On May 22, 2006, the Company issued to EGFE, Ltd. two convertible promissory notes, each in the principal amount of $500,000. In consideration therefor, EGFE agreed to pay to the Company an aggregate of $1,000,000. Interest on each note will accrue at the rate of 15% per annum. The entire principal sum and all accrued interest due under each note shall be paid on the maturity date of the respective note. The maturity date of one of the notes was originally June 4, 2007, but such note was amended on March 6, 2007 for the purpose of extending the maturity date to June 4, 2008. The maturity date of the other Note was originally May 24, 2007, but such note was amended on March 6, 2007 for the purpose of extending the maturity date to May 24, 2008. Pursuant to each promissory note, EGFE has the right, at its option, to convert the outstanding principal and interest due under the promissory notes to shares of the Company's common stock. The number of shares of common stock that shall be issued upon conversion will be calculated by dividing the amount of outstanding principal and interest that EGFE elects to convert by the conversion price specified therein. The conversion price will be calculated as follows: (1) if the Company is not in default under the terms of the note, the conversion price shall be equal to 95% of the average of the last bid and ask price of the common stock as quoted on the Over-The-Counter-Bulletin -Board or such other exchange where the common stock is quoted or listed for the five trading days preceding EGFE's election to convert; or (2) if the Company is in default under the terms of the Note, the conversion price shall be equal to 50% of the of the average of the last bid and ask price of the common stock as quoted on the Over-The-Counter-Bulletin -Board or such other exchange where the common stock is quoted or listed for the five trading days preceding EGFE, Ltd.'s election to convert.

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

On February 1, 2006 the company entered into a consulting agreement with Shiri Levinas. Ms. Levinas is the daughter of Aharon Y. Levinas, our Chief Technology Officer and Director, and the sister of Tamir Levinas, our director. Pursuant to such agreement, Ms. Levinas agreed to provide consulting services related to our human resource needs. Shiri Levinas has received $30,000 for her services and received 60,000 stock options, each of which entitles the holder thereof to purchase one share of common stock at $0.15 per share.

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

On October 3, 2005, the Company entered into a Consulting Agreement with Peter Mateja, pursuant to which Mr. Mateja was engaged as the Chief Executive Officer of the Company. Such agreement was renewed and amended upon its expiration as of October 3, 2006. Prior to the renewal of such consulting agreement, Mr. Mateja was entitled to the following as compensation for his services: an annual base salary of $150,000; an annual bonus of up to $50,000 based on the Company's performance and meeting established objectives which shall be submitted by Mr. Mateja and approved by the Company's board of directors; and 3,000,000 stock options, each of which gives Mr. Mateja the right to purchase one share of the Company's common stock for $0.15. Such stock options shall vest pro ratably every three months over the three year period commencing three months from October 3, 2005. The vested stock options shall be exercisable until the earlier of five years after vesting or 365 days after Mr. Mateja's termination. All remaining stock options shall automatically vest upon the Company's change in control. Following the renewal and amendment of the consulting agreement on October 3, 2006, Mr. Mateja’s annual base salary has been increased to $170,000. In addition, commencing as of October 3, 2006, he is entitled to $700 per month as reimbursement for accommodation expenses incurred by him. The Company also agreed that, if the Company terminates Mr. Mateja’s engagement without cause it will continue to pay him under normal payroll practices for the next six months immediately following such termination.

On August 31, 2005, the Company issued 10,421,750 shares to Aharon Y. Levinas. Such shares were issued pursuant to the Asset Purchase Agreement, dated March 23, 2005, between the Company, Purisys, Inc., and Mr. Levinas, as partial consideration for the sale of the Battery Brain to the Company by Purisys, Inc., a company wholly owned by Mr. Levinas. The shares were offered and issued pursuant to an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

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

On July 1, 2005, the Company entered into a Consulting Agreement with Tamir Levinas, which was thereafter amended in February, 2006. Mr.T. Levinas manages our the research and development facility in Israel and is also a principal of Aniam Engineering . Aniam Engineering is responsible for our research and development laboratory and also manages our relationships with some of our component manufacturing suppliers in Israel. As compensation for his services, he is entitled to a consulting fee of $5,000 per month plus reimbursement of reasonable costs incurred on behalf of the Company.

On May 24, 2005, the Company and Edward Braniff entered into an employment agreement pursuant to which Braniff is to be employed by the Company as its Chief Financial Officer. Such agreement was amended and restated as of October 25, 2006. Prior to the amendment and restatement of such employment agreement, Mr. Braniff was entitled to the following as compensation for services: $140,000, as base salary; an annual bonus of $50,000 based on performance; and options to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $0.05 per share. Such options shall vest shall vest pro ratably every three months over three year period commencing on May 24, 2005. The vested options shall be exercisable until the earlier of 5 years after vesting or 365 days after the termination of Mr. Braniff’s employment with the Company. Following the amendment and restatement of Mr. Braniff’s employment agreement on October 25, 2006, his salary has been increased to $145,000. Mr. Braniff continues to be entitled to a bonus of up to $50,000 based on performance. In addition, Mr. Braniff is entitled to an additional bonus as follows: for each $1,000,000 in revenues above $1,200,000 earned by the Company during the fiscal year ended December 31, 2006, the Company shall pay to Mr. Braniff the following: (a) 50,000 stock options, each of which shall give him the right to purchase one share of common stock for $0.45; (b) a cash payment equal to $10,000; and (c) a cash payment equal to 2.5% of the Company’s EBIT for the fiscal year ending December 31, 2006.

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

On April 22, 2005, the Company entered into a Consulting Agreement with Amir Uziel, a director and also our Chief Executive Officer from November 24, 2004 until April 17, 2005. As compensation for services rendered thereunder, Mr. Uziel was entitled to receive a monthly cash payment of $2,700 and 5,000 shares of common stock of the Company during each month of the agreement’s term, commencing as of January 1, 2005. The Consulting Agreement was terminated on December 31, 2005.

On April 22, 2005, the Company entered into a Consulting Agreement with Shiri Levinas, which was thereafter cancelled by the Company. No compensation was paid to Ms. Levinas pursuant to such agreement.

As of February 20, 2005, the Company issued 250,000 shares to Joseph Ollivier, a former Chief Executive Officer of the Company, in consideration for consulting services rendered to the Company. The shares were offered and issued pursuant to an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

On December 27, 2004, the following persons, who were directors of the Company at that time, purchased shares of the Company’s common stock in connection with an offering of shares by the Company involving a total of 31 persons: Amir Uziel, the President and Chief Executive Officer and a director of the Company, purchased 1,500,000 shares of common stock, and Robert Lubin, who was at the time a director of the Company, purchased 50,000 shares of Common Stock. The per share purchase price was $0.005 per share.

Director Independence

We are not subject to the listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our board comprised of a majority of “independent directors.” We do believe that the following directors currently meet the definition of “independent” as promulgated by the rules and regulations of the American Stock Exchange: Jacob Enoch; Joseph Bahat; and Guy Moshe.

Item 13. Exhibits

Exhibit No.	Description	Where Found

3.1	Articles of Incorporation	Previously filed with the Company’s Definitive Proxy Statement on Schedule 14A, filed with the SEC on July 19, 2005

3.2	Bylaws	Previously filed with the Company’s Definitive Proxy Statement on Schedule 14A, filed with the SEC on July 19, 2005

10.1	Letter of Intent	Previously filed with the Company’s Current Report on Form 8-K, filed with the SEC on December 17, 2004

10.2	Letter, dated February 28, 2005, between Purisys, Inc. and the Company	Previously filed with the Company’s Current Report on Form 8-K, filed with the SEC on March 1, 2005

10.3	Asset Purchase Agreement dated as of March 23, 2005 among the Company, Purisys, Inc. and Aharon Y. Levinas	Previously filed with the Company’s Current Report on Form 8-K, filed with the SEC on March 28, 2005

10.4	Consulting Agreement dated as of March 23, 2005 between the Company and Aharon Y. Levinas	Previously filed with the Company’s Current Report on Form 8-K, filed with the SEC on March 28, 2005

10.5	Amended and Restated Employment Agreement, dated May 18, 2005 between the Company and Aharon Y. Levinas	Previously filed with the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2005, filed with the SEC on May 23, 2005

10.6	Employment Agreement between the Company and Edward Braniff	Previously filed with the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2005, filed with the SEC on May 23, 2005

10.7	Consulting Agreement between the Company and Peter Mateja	Previously filed with the Company’s Current Report on Form 8-K, filed with the SEC on October 12, 2005

10.8	Distribution Agreement, dated January 15, 2006, between the Company and Elcart Distribution S.P.A.	Previously filed with the Company’s Current Report on Form 8-K, filed with the SEC on January 23, 2006

10.9	15% Convertible Promissory Note Due May 24, 2007, made by the Company in favor of EGFE, Ltd.	Previously filed with the Company’s Current Report on Form 8-K, filed with the SEC on May 25, 2006

10.10	15% Convertible Promissory Note Due June 4, 2007, made by the Company in favor of EGFE, Ltd.	Previously filed with the Company’s Current Report on Form 8-K, filed with the SEC on May 25, 2006

10.11	Distributorship Agreement, dated June 22, 2006, by and between the Company and Carter Group, Inc.	Previously filed with the Company’s Current Report on Form 8-K, filed with the SEC on June 28, 2006

10.12	Profit Sharing and Internet Distribution Agreement, dated June 22, 2006, by and between Company and Carter Group, Inc.	Previously filed with the Company’s Current Report on Form 8-K, filed with the SEC on June 28, 2006

10.13	Finder’s Agreement, dated June 22, 2006, by and between Company and Carter Group, Inc.	Previously filed with the Company’s Current Report on Form 8-K, filed with the SEC on June 28, 2006

10.14	Demand Promissory Note, dated September 14, 2006, made by the Company in favor of EGFE, Ltd.	Previously filed with the Company’s Current Report on Form 8-K, filed with the SEC on September 19, 2006

10.15	Amended and Restated Employment Agreement, dated October, 2006, between Edward Braniff and the Company	Filed herewith

10.16	First Amendment to Consulting Agreement, dated November, 2006, between Pete Mateja and the Company	Filed herewith

10.17	Letter Agreement, dated March 19, 2007, between the Company and Moshe Guy	Previously filed with the Company’s Current Report on Form 8-K, filed with the SEC on March 23, 2007

10.18	Letter Agreement, dated March 19, 2007, between the Company and Pete Mateja	Previously filed with the Company’s Current Report on Form 8-K, filed with the SEC on March 23, 2007

10.19	Letter Agreement, dated March 19, 2007, between the Company and Michael Ben-Ari	Previously filed with the Company’s Current Report on Form 8-K, filed with the SEC on March 23, 2007

31.1	Rule 13a-14(a)/15d14(a) Certifications of Principal Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d14(a) Certifications of Principal Financial Officer	Filed herewith

32.1	Section 1350 Certifications	Filed herewith

Item 14. Principal Accountant and Fees

Chisholm, Bierwolf and Nilson, LLC has been serving as the Company’s auditors since May 17, 2005. Squire & Company, PC served as the Company’s auditors from June 10, 2002 until May 17, 2005. Their pre-approved fees billed to the Company are set forth below:
	Fiscal year ending December 31, 2006	Fiscal year ending December 31, 2005
Audit Fees	$22,686	$15,825
Audit Related Fees	$8,158	$0
Tax Fees	$0	$1,924
All Other Fees	$0	$0

As of December 31, 2006, the Company did not have a formal documented pre-approval policy for the fees of the principal accountant.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMART ENERGY SOLUTIONS, INC., INC.

Dated: April 12, 2007	By:	/s/ Peter Mateja
Name: Peter Mateja
Title: Chief Executive Officer and Director

Dated: April 12, 2007	By:	/s/ Edward Braniff
Name: Edward Braniff
Title: Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Pete Mateja Pete Mateja	Chief Executive Officer and Director	April 12, 2007

/s/ Edward Braniff Edward Braniff	Chief Financial Officer	April 12, 2007

/s/ Aharon Y. Levinas Aharon Y. Levinas	Chief Technology Officer and Director	April 12, 2007

/s/ Tamir Levinas Tamir Levinas	Director	April 12, 2007

/s/ Joseph Bahat Joseph Bahat	Chairman and Director	April 12, 2007

/s/ Michael Ben-Ari Michael Ben-Ari	Director	April 12, 2007

/s/ Jacob Enoch Jacob Enoch	Director	April 12, 2007

SMART ENERGY SOLUTIONS, INC.

FINANCIAL STATEMENTS

December 31, 2006 and 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors
Smart Energy Solutions, Inc.
Clifton, New Jersey

We have audited the accompanying balance sheet of Smart Energy Solutions, Inc. (formerly Datigen.com, Inc.) as of December 31, 2006, and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2006 and 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the PCAOB (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing our procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. As such we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Smart Energy Solutions, Inc. as of December 31, 2006 and the results of their operations and their cash flows for the years ended December 31, 2006 and 2005 in conformity with accounting principles generally accepted in the United States.

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

/s/ Chisholm, Bierwolf & Nilson, LLC
Chisholm, Bierwolf & Nilson, LLC
Bountiful, Utah
March 29, 2007

SMART ENERGY SOLUTIONS, INC.
Balance Sheet

December 31,
2006
ASSETS
CURRENT ASSETS

Cash	$963,627
Accounts receivable, net	1,230,588
Deferred loan fees	81,378
Inventory	213,441
Prepaid expenses	154,709

Total Current Assets	2,643,743

PROPERTY AND EQUIPMENT, net	54,796

OTHER ASSETS

Trademark, net	1,001
Security deposits	34,872
Battery technology, net	31,512

Total Other Assets	67,385

TOTAL ASSETS	$2,765,924

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable and accrued expenses	$301,093
Bank overdraft	80,255
Note payable	500,000
Convertible debt, net	436,101

Total Current Liabilities	1,317,449

Total Liabilities	1,317,449

COMMITMENTS

STOCKHOLDERS’ EQUITY

Preferred stock: no par value; 1,000,000 shares
authorized; none outstanding	-
Common stock: no par value; authorized 500,000,000
shares; 71,510,628 shares issued and outstanding	10,212,723
Accumulated deficit	(8,764,248)

Total Stockholders’ Equity	1,448,475

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,765,924

The accompanying notes are an integral part of these financial statements.

SMART ENERGY SOLUTIONS, INC.
Statements of Operations

	For the Years Ended December 31,
	2006	2005
		(restated)
REVENUES	$1,818,973	$151,257

COST OF SALES	1,184,889	78,167

GROSS MARGIN	634,084	73,090

OPERATING EXPENSES

General and administrative	1,520,223	746,703
Marketing and advertising	437,125	546,107
Consulting fees	3,668,337	1,301,672

TOTAL OPERATING EXPENSES	5,625,685	2,594,482

LOSS FROM OPERATIONS	(4,991,601)	(2,521,392)

OTHER INCOME (EXPENSES)
Interest income	19,315	1,815
Interest expense	(356,210)	-

TOTAL OTHER INCOME (EXPENSES)	(336,895)	1,815

LOSS BEFORE INCOME TAXES	(5,328,496)	(2,519,577)

INCOME TAX EXPENSE	-	-

NET LOSS	$(5,328,496)	$(2,519,577)

BASIC AND DILUTED LOSS
PER COMMON SHARE	$(0.08)	$(0.05)

BASIC AND DILUTED WEIGHTED AVERAGE
NUMBER OF SHARES OUTSTANDING	67,453,046	53,968,475

The accompanying notes are an integral part of these financial statements.

SMART ENERGY SOLUTIONS, INC.
Statements of Stockholders’ Equity

	Common Stock		Accumulated
	Shares	Amount	Deficit	Total
Balance, December 31, 2004	36,517,856	$1,092,782	$(916,175)	$176,607

Common stock issued for cash	25,591,749	2,749,600	-	2,749,600

Common stock issued for services	1,170,000	234,000	-	234,000

Value of options issued for
financing	-	435,665	-	435,665

Stock offering costs	-	(139,000)	-	(139,000)

Net loss for the year ended
December 31, 2005	-	-	(2,519,577)	(2,519,577)

Balance, December 31, 2005	63,279,605	4,373,047	(3,435,752)	937,295

Common stock issued for cash	5,880,560	1,881,666	-	1,881,666

Common stock issued for services	2,350,463	1,256,684	-	1,256,684

Value of warrants and options
issued for financing	-	1,963,521	-	1,963,521

Fair value of beneficial conversion
feature of convertible debt	-	737,805	-	737,805

Net loss for the year ended
December 31, 2006	-	-	(5,328,496)	(5,328,496)

Balance, December 31, 2006	71,510,628	$10,212,723	$(8,764,248)	$1,448,475

The accompanying notes are an integral part of these financial statements.

SMART ENERGY SOLUTIONS, INC.
Statements of Cash Flows

	For the Years Ended December 31,
	2006	2005
		(restated)
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(5,328,496)	$(2,519,577)
Adjustments to reconcile net loss to net cash used
by operating activities:
Allowance for bad debts	68,018	8,637
Depreciation and write off of fixed assets	12,134	60,225
Warrants and options issued for services	1,963,521	435,665
Amortization	203,315	7,888
Common stock issued for services	1,256,684	234,000
Changes in operating assets and liabilities:
(Increase) Decrease in accounts receivable	(1,282,923)	(24,320)
(Increase) Decrease in inventory	(18,787)	(126,763)
(Increase) Decrease in prepaid expenses and deposits	(208,008)	(23,293)
Increase (Decrease) in accounts payable, bank overdraft
and accrued expenses	49,088	330,735

Net Cash Provided in Operating Activities	(3,285,454)	(1,616,803)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of intangible assets	-	(7,359)
Purchases of property and equipment	(22,130)	(105,025)
Net Cash Used in Investing Activities	(22,130)	(112,384)

CASH FLOWS FROM FINANCING ACTIVITIES

Loan fees paid	(50,000)	-
Proceeds from notes payable	1,500,000	-
Common stock issued for cash	1,881,666	2,610,600

Net Cash Provided by Financing Activities	3,331,666	2,610,600

NET INCREASE (DECREASE) IN CASH	24,082	881,413

CASH AT BEGINNING OF YEAR	939,545	58,132

CASH AT END OF YEAR	$963,627	$939,545

The accompanying notes are an integral part of these financial statements.

SMART ENERGY SOLUTIONS, INC.
Statements of Cash Flows

	For the Years Ended December 31,
	2006	2005
		(restated)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-

NON-CASH FINANCING AND INVESTING ACTIVITIES:

Common stock issued for services	$1,256,684	$234,000
Warrants and options issued for services	$1,963,521	$435,665

The accompanying notes are an integral part of these financial statements.

SMART ENERGY SOLUTIONS, INC.
Notes to the Financial Statements
December 31, 2006 and 2005

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Business and Organization

This summary of significant accounting policies of Smart Energy Solutions, Inc. (the Company) is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

Nature of Operations– Smart Energy Solutions, Inc., was incorporated in the State of Utah on February 10, 1999, for the purpose of developing and marketing various Internet and Internet-related products and services. On March 23, 2005, the Company purchased inventory, manufacturing molds and technology from Purisys, Inc. whereby it became a producer of an electronic control for vehicle batteries, known as the “Battery Brain”, which is intended to keep the batteries from discharging to the point that the vehicle can not be started. It is also intended to prevent the vehicle from being started without using the ignition system by what it commonly known as hot wiring. The Company has been selling the Battery Brain from that date on a wholesale basis through distributors and a retail basis over the internet. A special meeting of the shareholders of the Company was held on August 22, 2005. At the Meeting, the shareholders approved the change of the Company’s state of incorporation from Utah to Nevada by the merger of the Company with and into its wholly owned subsidiary, Smart Energy Solutions, Inc., a Nevada corporation. The shareholders also authorized the differences between the Articles of Incorporation of Smart Energy Solutions, Inc. and the Certificate of Incorporation of the Company, including changing the Company's name from Datigen.com, Inc. to Smart Energy Solutions, Inc., increasing the number of shares of the authorized common stock of the Company from 50,000,000 to 500,000,000 shares of common stock and authorization of a class of 1,000,000 million shares of preferred stock.

Stock Based Compensation– In December 2005, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, although this statement had no effect on the Company’s 2005 financial statements.

Fair Value of Financial Instruments– The Company’s financial instruments consist of cash and accounts payable. The carrying amounts approximate fair value because of the short-term nature of the items.

Concentration of Credit Risk– As of December 31, 2006, $863,627 of the Company’s cash is held in a single banking institution in excess of the federally insured limits. The Company had one customer in 2006 that accounted for approximately 39% of its revenues.

Cash and Cash Equivalents– For purposes of financial statement presentation, the Company considers all highly liquid investments with a maturity of three months or less, from the date of purchase, to be cash equivalents.

SMART ENERGY SOLUTIONS, INC.
Notes to the Financial Statements
December 31, 2006 and 2005

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basic and Diluted Loss Per Share - The computation of basic and diluted loss per common share is based on the weighted average number of shares outstanding during each period.

	December 31,
	2006	2005
BASIC AND DILUTED LOSS PER COMMON SHARE
Loss from continuing operations	$(0.08)	$(0.05)

BASIC AND DILUTED WEIGHTED
AVERAGE NUMBER OF SHARES OUTSTANDING	67,453,046	53,968,475

The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus the common stock equivalents which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the year. Common stock equivalents were not included in the computation of loss per share at December 31, 2006 and 2005 because they are anti-dilutive.

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

Revenue Recognition-The Company’s revenues originate from sales of the Company’s Battery Brain product. The Company recognizes the revenue from such sales when the sale has been completed, the product delivered to and accepted by the purchaser, and collectibility is reasonably assured.

Research and Development-The Company follows the policy of expensing its research and development costs in the period in which they are incurred. The Company incurred research and development expenses of approximately $128,296 and $-0- during the years ended December 31, 2006 and 2005, respectively.

Inventory-The Company’s inventory is composed of Battery Brain units and memory chips for the Battery Brain. The inventory is recorded at the lower of cost or market.

Accounts Receivable- Accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Specific reserves are estimated by management based on certain assumptions and variables, including the customer’s financial condition, age of the customer’s receivables, and changes in payment histories. As of December 31, 2006 and 2005, an allowance for doubtful receivables $68,018 and $1,743, respectively, was considered necessary. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when received.

SMART ENERGY SOLUTIONS, INC.
Notes to the Financial Statements
December 31, 2006 and 2005

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Net deferred tax assets consist of the following components as of December 31, 2006 and 2005:

	2006	2005
Deferred tax assets:
NOL Carryover	$1,597,403	$721,466

Deferred tax liabilities:	-	-

Valuation allowance	(1,597,403)	(721,466)

Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended December 31, 2006 and 2005 due to the following:
	2006	2005

Book Loss from Operations	$(2,109,904)	$(982,635)
Options and warrants issued for services	733,850	169,909
Common stock issued for services	490,107	91,260
Allowance for bad debts	24,624	680
Valuation allowance	861,323	720,786

	$-	$-

At December 31, 2006, the Company had net operating loss carryforwards of approximately $5,102,000 that may be offset against future taxable income from the year 2024 through 2026. No tax benefit has been reported in the December 31, 2006 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

SMART ENERGY SOLUTIONS, INC.
Notes to the Financial Statements
December 31, 2006 and 2005

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Battery Technology-On March 23, 2005, the Company purchased the technology to its Battery Brain product for $52,109. The technology is being amortized over a period of 5 years. Costs associated with the trademark on the Battery Brain product of $1,431 are also capitalized and are pending or are being developed are not being amortized. Amortization expense for the years ended December 31, 2006 and 2005 was $10,787 and $7,959, respectively.

Future Amortization of these Costs is as follows:

2007	$10,787
2008	$10,787
2009	$10,787
2010	$2,510

The Company evaluates the recoverability of intangibles and reviews the amortization period on a continual basis utilizing the guidance of SFAS No. 142, “Goodwill and Other Intangible Assets.” Several factors are used to evaluate intangibles, including, but not limited to, management’s plans for future operations, recent operating results and projected, undiscounted cash flows.

Property and Equipment-The Company’s property and equipment are comprised of the following December 31, 2006:

Office equipment	$35,853
Trade show booth	4,650
Molds	22,500
Leasehold improvements	9,665
Accumulated depreciation	(17,872)

Net Property and Equipment	$54,796

The equipment is depreciated over its estimated useful life of 5 years under the straight-line method. Depreciation expense for the years ended December 31, 2006 and 2005 was $12,134 and $11,279, respectively. During the year ended December 31, 2005, the Company determined that molds with a depreciated book value of $48,946 were no longer usable accordingly it recorded an impairment of the full amount.

Recent Accounting Pronouncements-

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. Where applicable, SFAS No. 157 simplifies and codifies related guidance within GAAP and does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier adoption is encouraged. The Company does not expect the adoption of SFAS No. 157 to have a significant effect on its financial position or results of operation.

SMART ENERGY SOLUTIONS, INC.
Notes to the Financial Statements
December 31, 2006 and 2005

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109”, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have a material impact on its financial reporting, and the Company is currently evaluating the impact, if any, the adoption of FIN 48 will have on its disclosure requirements.

In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140.” This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a transfer of the servicer’s financial assets that meets the requirements for sale accounting; a transfer of the servicer’s financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities; or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. The statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, and permits an entity to choose either the amortization or fair value method for subsequent measurement of each class of servicing assets and liabilities. The statement further permits, at its initial adoption, a one-time reclassification of available for sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available for sale securities under Statement 115, provided that the available for sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. Management believes the adoption of this statement will have no immediate impact on the Company’s financial condition or results of operations.

Advertising and Marketing-The Company expenses advertising costs in the period in which they are incurred. Advertising and marketing expense was $437,125 and $546,107 for the years ended December 31, 2006 and 2005, respectively.

SMART ENERGY SOLUTIONS, INC.
Notes to the Financial Statements
December 31, 2006 and 2005

NOTE 2 - GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. Historically, the Company has incurred significant annual losses, which have resulted in an accumulated deficit of $8,764,248 at December 31, 2006 which raises substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company increasing sales to the point it becomes profitable. The Company may need to raise additional capital for marketing to increase its sales. If the Company is unable to increase sales sufficiently or obtain adequate capital, it could be forced to cease operation. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

Management plans to increase sales by increasing its marketing program and to obtain additional capital from the private placement of shares of its common stock. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

NOTE 3- COMMON STOCK

During the year ended December 31, 2006, the Company issued 200,000 shares of its common stock to unrelated investors for an aggregate cash inflow of $90,000 upon the exercise of its warrants at $0.45 per share. The Company also issued 2,000,006 shares for cash at $0.35 per share, 125,000 shares for cash at $0.20 per share and 3,555,554 shares for cash at $0.30 per share for an aggregate cash inflow of $1,881,666.

During January 2006, the Company issued 420,000 shares of common stock at $0.81 per share for services rendered for a total value of $294,840. During May 2006, the Company issued 105,000 shares of common stock for services rendered at $0.65 per share for a value of $68,250 and 36,000 shares of common stock at $0.57 for a value of $20,520.During June 2006, the Company issued 5,000 shares of common stock for services at $0.46 per share rendered for a value of $2,300, 508,750 shares at $0.48 for a value of $244,000. During July 2006, the Company issued 328,571 shares valued at $0.40 per share for a value of $157,714. In November 2006, the Company issued 279,285 shares of common stock at $0.35 per share for services rendered for a value of $97,750. In December 2006, the Company issued 200,000 shares of common stock for services at $0.35 per share for a value of $70,000 and 267,857 shares at $0.31 per share for a value of $93,750.

All valuations of common stock issued for services were based upon value of the services rendered, which did not differ materially from the fair value of the Company’s common stock during the period the services were rendered.

SMART ENERGY SOLUTIONS, INC.
Notes to the Financial Statements
December 31, 2006 and 2005

NOTE 4-  NOTES PAYABLE

During 2006, the Company raised $1,000,000 through the issuance of 15% convertible debt. The debt with the accrued interest was due on September 4, 2006. The Company was unable to repay the debt on the due date, accordingly the holders thereof have the right to convert the debt to equity. The Company recorded a discount of $737,805 for the value of the beneficial conversion feature attached to the $1,000,000 of convertible debt issued during the period as computed using the Black-Scholes model. The discount is being amortized over the term of the convertible debt. The convertible debt is unsecured and due upon demand.

During 2006, the Company raised an additional $500,000 through the issuance of a non convertible note payable bearing interest at 12%. The note payable is unsecured and due upon demand.

The Company has accrued $119,384 in interest payable on these notes payable as of December 31, 2006.

NOTE 5- COMMON STOCK PURCHASE OPTIONS AND WARRANTS

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

The following table summarizes the changes in options and warrants outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company. These options and warrants were granted in lieu of cash compensation for services performed or financing expenses.

	Number of Shares	Weighted Average Exercise Price
Outstanding as of January 1, 2005	-	-

Granted	35,510,000	$0.60
Exercised	-	-
Cancelled	-	-
Outstanding at December 31, 2005	35,510,000	0.60

Granted	5,304,183	0.56
Exercised	200,000	0.45
Cancelled	13,540,000	0.45
Outstanding at December 31, 2006	27,074,183	$0.49

SMART ENERGY SOLUTIONS, INC.
Notes to the Financial Statements
December 31, 2006 and 2005

NOTE 5- COMMON STOCK PURCHASE OPTIONS AND WARRANTS (Continued)

During the year ended December 31, 2006, the estimated value of the compensatory common stock purchase warrants and options granted to non-employees in exchange for services and financing expenses was determined using the Black-Scholes pricing model and the following assumptions: expected term of 1 to 3 years, a risk free interest rate of 4.51% to 4.91%, a dividend yield of 0% and volatility of 92% to 98%. The amount of the expense charged to operations for compensatory options and warrants granted in exchange for services was $1,963,521.

During the year ended December 31, 2005, the estimated value of the compensatory common stock purchase warrants and options granted to non-employees in exchange for services and financing expenses was determined using the Black-Scholes pricing model and the following assumptions: expected term of 1 to 3 years, a risk free interest rate of 3.50% to 4.55%, a dividend yield of 0% and volatility of 22% to 98%. The amount of the expense charged to operations for compensatory options and warrants granted in exchange for services was $435,665.

NOTE 6- COMMITMENTS AND CONTINGENCIES

The Company has entered into a one year lease for its office which expires in January of 2007. Future lease commitments are $3,000 for 2007. The Company incurred rent expense of $36,000 and $27,000 in 2006 and 2005, respectively.

NOTE 7- RESTATED FINANCIAL STATEMENTS

Subsequent to the issuance the Company’s 2005 financial statements adjustments were made to record the value of options granted. A summary of those changes is reflected in the following schedule:
	As Restated	Original

Revenues	$151,257	$151,257
Cost of sales	78,167	78,167
Operating expenses	2,594,482	2,155,187
Other income (expense)	,1,815	(124,696)
Income tax expense	-	-

Net loss	$(2,519,577)	$(2,206,793)