Form 10KSB/A
period 2006-12-31
Smart Energy Solutions, Inc.
filed 2007-04-18
CIK 1086082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB-A

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ______________________________.

Commission File Number: 0-26027

SMART ENERGY SOLUTIONS, INC.
(Exact name of registrant as specified in its charter)

Nevada (State or Other Jurisdiction of Incorporation)	20-3353835 (IRS Employer Identification No.)

Suite # 7
210 West Parkway
Pompton Plains, NJ 07444
(Address of Principal Executive Offices, Zip Code)

(973) 248-8008
(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act: Common Stock, $0.001 par value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act ☐

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

The issuer’s revenues for its most recent fiscal year were $151,257.

Based on the closing sales price of the Common Stock on March 30, 2006, the aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of March 30, 2006 (a date within the past 60 days) was $39,626,284.

The number of shares outstanding of the issuer’s class of common stock outstanding as of March 30, 2006 is 63,899,605.

Documents Incorporated By Reference:  None

Transitional Small Business Issuer Disclosure Format (check one): Yes ☐ No ☒.

Explanatory Note — Restatement of Consolidated Financial Statements

We are filing this Amendment No. 1 to our Annual Report on Form 10-KSB for the year ended December 31, 2005 (the “2005 Annual Report”) to restate our consolidated financial statements for the year ended December 31, 2005 and the related disclosures appearing in Items 6, 7, and 10 of the 2005 Annual Report. For convenience and ease of reference, we are filing only the sections of the 2005 Annual Report with the applicable changes. Accordingly, this Amendment No. 1 should be read in conjunction with the 2005 Annual Report filed with the SEC on April 7, 2006 and with our subsequent filings with the SEC. This Amendment No. 1 speaks as of the original filing date of the 2005 Annual Report and does not reflect events occurring after such filing date or modify or update the disclosures therein in any way other than as required to reflect the amendment described herein.

On March 29, 2007, our management concluded as part of our conducting accounting procedures for year end December 31, 2006 that the value used in determining the accounting treatment of certain warrant issue and stock option grants differed from the value we used in preparing our consolidated financial statements on our December 31, 2005 Financial Statements. Because of this finding our consolidated financial statements, including the reports of our independent registered public accounting firm thereon, and our earnings releases and similar communications for the year ended December 31, 2005 should no longer be relied upon.

We determined that while we had identified and reviewed certain stock options and warrants in the text of the Company’s Annual Report on Form 10-KSB filed on April 7, 2006, we had not recorded their liability correctly. The calculation for liability of the stock options was understated by $312,784.

Accordingly our financial statements as of December 31, 2005 have been restated. These adjustments would change the reported loss from operations in 2005 from $2,206,793 to $2,519,577.

Item 6. Management’s Discussion and Analysis or Plan of Operation

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

At December 31, 2005, the Company’s current assets included of cash in the amount of $939,545. Said amount is not sufficient to pay for our operations over the next twelve months, since we intend to produce and market the Battery Brain Product.

As of December 31, 2005, the Company’s sales were not sufficient to cover it business operations, marketing costs and consulting fees. Over the next twelve months, the Company intends to engage in the manufacture, distribution and sale of the Battery Brain. The Company is expanding engineering, manufacturing and warehouse capabilities, building a global distribution network, developing processes procedures and controls for contracting, inventory management and distribution agreements. It is likely that the Company will need to raise additional operating capital through the sale of its shares of common stock.

Fiscal Year Ended December 31, 2005 Compared to Fiscal Year Ended December 31, 2004

Results of Operation

During the year ended December 31, 2005, the Company began sales of the Battery Brain product. The Company recorded revenues of $151,257 during 2005 from the sales of its Battery Brain product. The cost of sales for the Battery Brain was $78,167 in 2005. The Company’s revenues and cost of sales in 2004 related to its discontinued operations.

The Company's 2005 general and administrative expenses totaling $746,703 consist primarily of professional fees of $128,056, travel costs of $150,538, and administrative payroll of $251,427. The Company paid or accrued the legal and accounting fees as it completed the necessary SEC filings and audits for the purchase of the Battery Brain business. The Company incurred consulting fees of $1,301,672 to help develop strategy, screen and recruit key executives, fill interim management positions, raise operating capital and complete the roll out of the Battery Brain product. The Company also paid $546,107 in marketing and advertising expense during the year. The marketing and advertising costs were related to developing a marketing plan and marketing materials for the Company. All of the operating expenses for the year ended December, 2004 related to its discontinued operations.

The Company recorded a net loss of $ 2,519,577 or $0.05 per share for the year of 2005 compared to income of $108,183 or $0.09 per share in 2004 from its discontinued operations.

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

Item 10. Executive Compensation

(a)  Summary Compensation. The following table presents certain specific information regarding the compensation of the four most highly paid executive officers (the “Named Executive Officers”) during the last three fiscal years. Except as set forth below, we have not paid any executive officer not listed below in excess of $100,000 (including salaries and benefits) during the years ended December 31, 2005, 2004 or 2003.

SUMMARY COMPENSATION TABLE

			Annual compensation			Long-term compensation
						Awards			Payouts
Name and principal position (a)	Fiscal Year Covered (b)		Salary ($) (c)	Bonus ($) (d)	Other annual compensation ($) (e)	Restricted stock award(s) ($) (f)	Securities underlying options/ SARs (#) (g)		LTIP payouts ($) (h)	All other compen- sation ($) (i)

Joseph F. Ollivier(1)	2005	(1)	0	0	0		0		0	0
	2004		24,000	0	0	0	0		0	0
	2003		24,000	0	0	0	0		0	0

Amir Uziel	2005	(2)	0	0	38,000		0		0	0
	2004		0	0	0	0	0		0	0

Jerome Chaney	2005	(3)	75,000	0	0	0	0		0	0

Aharon Levinas	2005	(4)	142,000		189,521		2,650,000

Edward Braniff	2005	(5)	115,600		67,195		1,000,000	(5)

Peter Mateja	2005	(6)	37,500	0	0	0	3,000,000	(6)	0	0

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

OPTION/SAR GRANTS IN LAST FISCAL YEAR
[Individual Grants]

Name (a)	Number of securities underlying options/SARs granted (#) (b)	Percent of total options/SARs granted to employees in fiscal year (c)	Exercise or base price ($/Sh) (d)	Expiration date (e)
Peter Mateja	3,000,000	75%	0.15	*(1)
Edward Braniff	1,000,000	25%	0.05	*(2)

(1)	Pursuant to a Consulting Agreement, dated October 3, 2005, between the Company and Peter Mateja, the Company granted to Mr. Mateja 3,000,000 stock options, each of which gives Mr. Mateja the right to purchase one share of the Company's common stock for $0.15. Such stock options shall vest pro ratably every three months over the three year period commencing three months from October 3, 2005. The vested stock options shall be exercisable until the earlier of five years after vesting or 365 days after Mr. Mateja's termination. All remaining stock options shall automatically vest upon the Company's change in control. The stock options were granted as partial compensation for services rendered by Mr. Mateja in his capacity as the Chief Executive Officer of the Company.

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

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

Name (a)	Shares acquired on exercise (#) (b)	Value realized ($) (c)	Number of securities underlying unexercised options/SARs at FY-end (#) Exercisable/ Unexercisable (d)	Value of unexercised in-the-money options/SARs at FY-end ($) Exercisable/ Unexercisable (e)
Peter Mateja	0	0	3,000,000
Edward Braniff	0	0	1,000,000

(c)  Long Term Incentive Plan Awards. During the fiscal year ended December 31, 2005, the Company did not make any awards under any long-term incentive plans.

(d)  Compensation of Directors

On July 29, 2005, the Company entered into a separate Letter Agreement with each of its five directors (the "Letter Agreements"): Joseph Bahat, Jacob Enoch, Amir Uziel, Tamir Levinas, and Aharon Y. Levinas. The terms of each Letter Agreement are identical. Pursuant to the Letter Agreements, each director agreed to serve as a director of the Company until the Annual Meeting of Shareholders that is to be held in 2006. The director may be removed from his position at any time by the affirmative vote of the majority of the directors or the affirmative vote of the majority of the Company's shareholders. The director may resign at any time. As compensation for his services, each director shall be paid $4,000 for each year that he serves as director, payable quarterly in arrears. In addition, each director shall be paid $1,000 for each board or committee meeting at which he is physically present. Each director shall also receive options to purchase 345,000 shares of the common stock of the Company for a price of $0.15 per share, exercisable for three years after the date that the stock options vest. Such stock options shall vest every quarterly over the next three years, commencing three months from the date of the Letter Agreement, so that 28,750 stock options shall vest every three months. If the Company undergoes a change in control, all stock options shall vest automatically upon the date of such change in control. The value of these options in 2005 were $14,017 for each director as valued by Black-Scholes on March 29, 2007.

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

Consulting Agreement with Tamir Levinas

On July 1, 2005, the Company entered into a Consulting Agreement with Tamir Levinas,
Pursuant to which Mr. Levinas was retained as a consultant for an 8 month term. As compensation for his services, Mr. Levinas was paid $10,000 upon signing and $2,500 for each month of service. In addition, Mr. Levinas was entitled to receive 20,000 shares upon signing and 5,000 shares for each month of the term. The consulting agreement was terminated on December 8, 2005.

Employment Agreement with Edward Braniff

Pursuant to an Employment Agreement, dated May 24, 2005, between the Company and Edward Braniff, the Company engaged Edward Braniff as its Chief Financial Officer. As compensation for services rendered thereunder, Mr. Braniff shall receive $140,000, as base salary, an annual bonus of $50,000 based on performance, and options to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $0.05 per share. Such options shall vest shall vest pro ratably every three (3) months over three (3) year period commencing on May 24, 2005. The vested options shall be exercisable until the earlier of 5 years after vesting or 365 days after termination of CFO's employment with the Company. The options were issued in consideration for Mr. Braniff’s services rendered to the Company in his capacity as Chief Financial Officer.

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

SMART ENERGY SOLUTIONS, INC., INC.

Dated: April 11, 2007	By:	/s/ Peter Mateja
Name: Peter Mateja
Title: Chief Executive Officer and Director

By:	/s/ Edward Braniff
Name: Edward Braniff
Title: Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Pete Mateja	Chief Executive Officer and Director	April 11, 2007
Pete Mateja

/s/ Edward Braniff	Chief Financial Officer	April 11, 2007
Edward Braniff

/s/ Aharon Y. Levinas	Chief Technology Officer and Director	April 11, 2007
Aharon Y. Levinas

/s/ Tamir Levinas	Director	April 11, 2007
Tamir Levinas

/s/ Joseph Bahat	Chairman and Director	April 11, 2007
Joseph Bahat

/s/ Guy Moshe	Director	April 11, 2007
Guy Moshe

/s/ Michael Ben-Ari	Director	April 11, 2007
Michael Ben-Ari

/s/ Jacob Enoch	Director	April 11, 2007
Jacob Enoch

SMART ENERGY SOLUTIONS, INC.
(FKA DATIGEN.COM, INC.)

FINANCIAL STATEMENTS

December 31, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Shareholders
Smart Energy Solutions, Inc.
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

As discussed in Note 7 to the financial statements, management discovered errors in the reporting of the Company’s valuation of stock options and warrants as of December 31, 2005. Accordingly, the consolidated financial statements as of and for the year ended December 31, 2005 have been restated to correct the errors.

/s/ Chisholm, Bierwolf & Nilson, LLC

Chisholm, Bierwolf & Nilson, LLC
Bountiful, Utah
March 27, 2006 except for Notes 1, 4 and 7 dated March 29, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
of Smart Energy Solutions, Inc.
(fka Datigen.com, Inc.)

We have audited the accompanying statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2004 of Smart Energy Solutions, Inc. (fka Datigen.com, Inc.). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

/s/ Squire & Company, PC

Squire & Company, PC
Orem, Utah
April 6, 2005

SMART ENERGY SOLUTIONS, INC.
(fka Datigen.com, Inc.)
Balance Sheet

December 31, 2005
(restated)

ASSETS
CURRENT ASSETS

Cash	$939,545
Accounts receivable, net	15,683
Inventory	194,654
Prepaid expenses	23,293

Total Current Assets	1,173,175

PROPERTY AND EQUIPMENT, net	44,800

OTHER ASSETS

Trademark, net	1,288
Lease deposit	6,000
Battery technology, net	44,292

Total Other Assets	51,580

TOTAL ASSETS	$1,269,555

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable and accrued expenses	$332,260

Total Current Liabilities	332,260

Total Liabilities	332,260

COMMITMENTS

STOCKHOLDERS’ EQUITY

Preferred stock: no par value; 1,000,000 shares
authorized; none outstanding	-
Common stock: no par value; authorized 500,000,000
shares; 63,279,605 shares issued and outstanding	4,373,047
Accumulated deficit	(3,435,752)

Total Stockholders’ Equity	937,295

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,269,555

The accompanying notes are an integral part of these financial statements.

SMART ENERGY SOLUTIONS, INC.
(fka Datigen.com, Inc.)
Statements of Operations

	For the Years Ended December 31,
	2005	2004
	(restated)
REVENUES	$151,257	$-

COST OF SALES	78,167	-

GROSS MARGIN	73,090	-

OPERATING EXPENSES

General and administrative	746,703	2,977
Marketing and advertising	546,107	-
Consulting fees	1,301,672	-

TOTAL OPERATING EXPENSES	2,594,482	2,977

LOSS FROM OPERATIONS	(2,521,392)	(2,977)

OTHER INCOME (EXPENSES)

Interest income	1,815	-

TOTAL OTHER INCOME (EXPENSES)	1,815	-

LOSS FROM CONTINUING OPERATIONS	(2,519,577)	(2,977)

DISCONTINUED OPERATIONS

Income from discontinued operations before
before income tax expense	-	156,014
Income tax expense	-	44,854

INCOME FROM DISCONTINUED
OPERATIONS	-	111,160
NET INCOME (LOSS)	$(2,519,577)	$108,183

BASIC AND DILUTED LOSS PER COMMON SHARE

Loss from continuing operations	$(0.04)	$(0.00)
Income from discontinued operations	0.00	0.09

	$(0.04)	$0.09
BASIC AND DILUTED WEIGHTED AVERAGE
NUMBER OF SHARES OUTSTANDING	53,968,475	1,149,355

The accompanying notes are an integral part of these financial statements.

SMART ENERGY SOLUTIONS, INC.
(fka Datigen.com, Inc.)
Statements of Stockholders’ Equity

	Common Stock
	Shares	Amount	Accumulated Deficit	Total

Balance, December 31, 2003	860,000	$1,236,600	$(40,468)	$1,196,132

Repurchase of common stock	(258,810)	(323,401)	-	(323,401)

Common stock issued for cash	35,916,666	179,583	-	179,583

Distribution of shares of subsidiary to shareholders, November 19, 2004	-	-	(983,890)	(983,890)
Net income for the year ended December 31, 2004	-	-	108,183	108,183

Balance, December 31, 2004	36,517,856	1,092,782	(916,175)	176,607

Common stock issued for cash	25,591,749	2,749,600	-	2,749,600

Common stock issued for services	1,170,000	234,000	-	234,000

Value of warrants and options issued for services	-	435,665	-	435,665

Stock offering costs	-	(139,000)	-	(139,000)

Net loss for the year ended December 31, 2005	-	-	(2,519,577)	(2,519,577)

Balance, December 31, 2005	63,279,605	$4,373,047	$(3,435,752)	$937,295

The accompanying notes are an integral part of these financial statements.

SMART ENERGY SOLUTIONS, INC.
(fka Datigen.com, Inc.)
Statements of Cash Flows (Continued)

	For the Years Ended
	December 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES	(restated)

Net loss	$(2,519,577)	$108,183
Adjustments to reconcile net loss to net cash used by operating activities:
Income from discontinued operations	-	(111,160)
Allowance for bad debts	8,637	-
Depreciation and write off of fixed assets	60,225	-
Warrants and options issued for financing	435,665	-
Amortization	7,888	-
Common stock issued for services	234,000	-
Changes in operating assets and liabilities:
Discontinued operations	-	154,010
(Increase) Decrease in accounts receivable	(24,320)	-
(Increase) Decrease in inventory	(126,763)	-
(Increase) Decrease in prepaid expenses	(23,293)	-
Increase (Decrease) in accounts payable and accrued expenses	330,735	1,525

Net Cash Provided in Operating Activities	(1,616,803)	152,558

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of intangible assets	(7,359)	-
Purchases of property and equipment	(105,025)	(120,000)
Discontinued operations	-	(95,000)

Net Cash Used in Investing Activities	(112,384)	(215,000)

CASH FLOWS FROM FINANCING ACTIVITIES

Cash distributed to shareholders with stock of subsidiary	-	(80,050)
Repurchase of common stock	-	(323,401)
Common stock issued for cash	2,610,600	179,583

Net Cash Provided by Financing Activities	2,610,600	(223,868)

NET INCREASE (DECREASE) IN CASH	881,413	(286,310)

CASH AT BEGINNING OF YEAR	58,132	344,442

CASH AT END OF YEAR	$939,545	$58,132

The accompanying notes are an integral part of these financial statements.

SMART ENERGY SOLUTIONS, INC.
(fka Datigen.com, Inc.)
Statements of Cash Flows (Continued)
	For the Years Ended
	December 31,
	2005	2004

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the year for:
Interest	$1,815	$-
Income taxes	$-	$-

NON-CASH FINANCING AND INVESTING ACTIVITIES:

Common stock issued for services	$234,000	$-
Warrants and options issued for services	$435,665	$-

The accompanying notes are an integral part of these financial statements.

SMART ENERGY SOLUTIONS, INC.
(fka Datigen.com, Inc.)
Notes to the Financial Statements
December 31, 2005 and 2004

NOTE 1 -	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Business and Organization

This summary of significant accounting policies of Smart Energy Solutions, Inc. (fka Datigen.com, Inc.) (the Company) is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

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

Stock Based Compensation - The Company did not grant any stock options to employees during the years ended December 31, 2005 or 2004, and all outstanding stock options were cancelled on November 24, 2004. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation.” Accordingly, no compensation expense has been recognized for stock options granted to employees. But, had compensation expense for the Company’s stock options been determined based on the fair value at the grant date consistent with the provision of SFAS No. 123, there also would have been no compensation expense recognized for the years ended December 31, 2005 or 2004, and the Company’s results of operations would have been the same as reported in the Statements of Income presented herein.

Fair Value of Financial Instruments - The Company’s financial instruments consist of cash and accounts payable. The carrying amounts approximate fair value because of the short-term nature of the items.

SMART ENERGY SOLUTIONS, INC.
(fka Datigen.com, Inc.)
Notes to the Financial Statements
December 31, 2005 and 2004

NOTE 1 -	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentration of Credit Risk - As of December 31, 2005, $30,041 of the Company’s cash is held in trust by the Company’s outside legal counsel. Also at December 31, 2005, $809,504 of the Company’s cash is held in a single banking institution in excess of the federally insured limits.

Earnings (Loss) Per Share (restated)- The computation of basic earnings (loss) per common share is based on the weighted average number of shares outstanding during each period.

	December 31,
	2005	2004
BASIC AND DILUTED LOSS PER COMMON SHARE
Loss from continuing operations	$(0.05)	$(0.00)
Income from discontinued operations	0.00	0.09

	$(0.05)	$0.09

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	53,968,475	1,149,355

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

Income Taxes (restated)-Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will to be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net deferred tax assets consist of the following components as of December 31, 2005 and 2004:

	2005	2004

Deferred tax assets:
NOL Carryover	$721,466	$1,161

Deferred tax liabilities:	-	-

Valuation allowance	(721,466)	(1,161)

Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended December 31, 2005 and 2004 due to the following:

SMART ENERGY SOLUTIONS, INC.
(fka Datigen.com, Inc.)
Notes to the Financial Statements
December 31, 2005 and 2004

NOTE 1 -	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	2005	2004
Book Loss from Operations	$(982,635)	$(1,161)
Options and warrants issued for services	169,909	-
Common stock issued for services	91,260	-
Valuation allowance	721,516	1,161

	$-	$-

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

Future Amortization of these Costs is as follows:

2006	$10,708
2007	$10,708
2008	$10,708
2009	$10,708
2010	$2,749

The Company evaluates the recoverability of intangibles and reviews the amortization period on a continual basis utilizing the guidance of SFAS No. 142, “Goodwill and Other Intangible Assets.” Several factors are used to evaluate intangibles, including, but not limited to, management’s plans for future operations, recent operating results and projected, undiscounted cash flows.

Property and Equipment-The Company’s property and equipment are comprised of the following December 31, 2005:

Office equipment	$13,723
Trade show booth	4,650
Molds	22,500
Leasehold improvements	9,666
Accumulated depreciation	(5,739)

Net Property and Equipment	$44,800

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

Recent Accounting Pronouncements-During the year ended December 31, 2005, the Company adopted the following accounting pronouncements:

SFAS No. 151 -- In November 2004, the FASB issued SFAS No. 151 (SFAS 151), “Inventory Costs”. SFAS 151 amends ARB No. 43, Chapter 4. This statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 is the result of a broader effort by the FASB and the IASB to improve financial reporting by eliminating certain narrow differences between their existing accounting standards. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS 151 will not have a material impact on the results of operations or financial position of the company as it does not have inventory.

SFAS No. 153 -- In December 2004, the FASB issued SFAS No. 153 (SFAS 153) “Exchange of Non-monetary assets”. This statement was a result of a joint effort by the FASB and the IASB to improve financial reporting by eliminating certain narrow differences between their existing accounting standards. One such difference was the exception from fair value measurement in APB Opinion No. 29, Accounting for Non-Monetary Transactions, for non-monetary exchanges of similar productive assets. SFAS 153 replaces this exception with a general exception from fair value measurement for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for non-monetary assets exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 will not have a material effect on the Company’s financial position or results of operations.

SFAS No. 154--In May 2005, the Financial Accounting Standards Board, issued Statement of Financial Accounting Standards (“SFAS, No. 154”), “Accounting Changes and Error Corrections,” which replaces Accounting Principles Board Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements -- An Amendment of APB Opinion No. 28”. SFAS No. 154 provides guidance on accounting for and reporting changes in accounting principle and error corrections. SFAS No. 154 requires that changes in accounting principle be applied retrospectively to prior period financial statements and is effective for fiscal years beginning after December 15, 2005. The Company does not expect SFAS No. 154 to have a material impact on our consolidated financial position, results of operations, or cash flows.

SMART ENERGY SOLUTIONS, INC.
(fka Datigen.com, Inc.)
Notes to the Financial Statements
December 31, 2005 and 2004

NOTE 1 -     ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The following accounting pronouncement has not yet been adopted by the Company:

SFAS No. 123(R) -- In December 2004, the FASB issued SFAS No. 123 (Revised 2004) (SFAS 123 (R)) “Share-based payment”. SFAS 123 (R) will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be re-measured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. FASB 123 (R) replaces FASB 123, Accounting for Stock-Based Compensation and supersedes APB option No. 25, Accounting for Stock Issued to Employees. This guidance is effective as of the first interim or annual reporting period after December 15, 2005 for Small Business filers.

Advertising and Marketing-The Company expenses advertising costs in the period in which they are incurred. Advertising and marketing expense was $546,107 and $-0- for the years ended December 31, 2005 and 2004, respectively.

NOTE 2 -      GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. Historically, the Company has incurred significant annual losses, which have resulted in an accumulated deficit of $3,000,087 at December 31, 2005 which raises substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company increasing sales to the point it becomes profitable. The Company may need to raise additional capital for marketing to increase its sales. If the Company is unable to increase sales sufficiently or obtain adequate capital, it could be forced to cease operation. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

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

NOTE 4-        COMMON STOCK PURCHASE OPTIONS AND WARRANTS (restated)

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
(fka Datigen.com, Inc.)
Notes to the Financial Statements
December 31, 2005 and 2004

NOTE 4-        COMMON STOCK PURCHASE WARRANTS (Continued)

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company. These warrants were granted in lieu of cash compensation for services performed or financing expenses.

	Warrants Outstanding			Warrants Exercisable

Year	Exercise Price	Number shares outstanding	Weighed Average Contractual Life (Years)	Number Exercisable	Weighted Average Exercise Price
2005	$0.75	13,740,000	3	13,740,000	$0.75
2005	$0.45	13,740,000	1	13,740,000	$0.45

Transactions involving the Company’s warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding as of January 1, 2004	-	-

Granted	-	-
Exercised
Cancelled
Outstanding at December 31, 2004	-	-

Granted	35,510,000	$0.60
Exercised	-	-
Cancelled	-	-
Outstanding at December 31, 2005	35,510,000	$0.60

The estimated value of the compensatory options and warrants granted to non-employees in exchange for services and financing expenses was determined using the Black-Scholes pricing model and the following assumptions: expected term of 1 to 3 years, a risk free interest rate of 3.50% to 4.55%, a dividend yield of 0% and volatility of 22% to 98%. The amount of the expense charged to operations for compensatory options and warrants granted in exchange for services was $435,665 and $0 during the years ended December 31, 2005 and 2004, respectively.

All valuations of common stock and equity issued for services were based upon value of the services rendered, which did not differ materially from the fair value of the Company’s common stock during the period the services were rendered.

NOTE 5-      DISCONTINUED OPERATIONS AND DISTRIBUTION TO SHAREHOLDERS

On November 8, 2004, the Board of Directors of the Company resolved to contribute all of the assets (subject to all of the liabilities) of the Company’s concrete-cutting business to Precision Concrete Cutting, Inc. (PPC), a newly-formed subsidiary of the Company. The transfer of the assets and liabilities was in preparation for a distribution of the stock of this subsidiary to the shareholders of the Company. On November 19, 2004, all of the shares of PPC were distributed to the shareholders of the Company. Immediately subsequent to this distribution, the Company had no assets and no liabilities. PPC agreed to indemnify the Company from any liabilities and expenses which might arise in connection with the ownership or operation of any of the assets and business transferred to PPC.

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

The accompanying financial statements have been restated to reflect the operations of PPC as discontinued.

For the Year Ended December 31,
2004
Revenues	$643,226
Direct operating costs	(270,099)
General and administrative	(249,837)
Other income (expense)	32,724

Net loss before income taxes	156,014
Income tax expense	44,854

Net income	$111,160

The net assets of the discontinued operations were composed of the following:

Cash	$80,050
Other current assets	572,887
Property and equipment	30,289
Intangible assets	387,344
Accounts payable and accrued
expenses	(86,680)

Net assets	$983,890

NOTE 6-	COMMITMENTS AND CONTINGENCIES

The Company has entered into a one year lease for its office which expires in July of 2006. Future lease commitments are $21,000 for 2006. The Company incurred rent expense of $27,000 and $0 in 2005 and 2004, respectively.

SMART ENERGY SOLUTIONS, INC.
(fka Datigen.com, Inc.)
Notes to the Financial Statements
December 31, 2005 and 2004

NOTE 7-	RESTATED FINANCIAL STATEMENTS (restated)

Subsequent to the issuance the Company’s 2005 financial statements adjustments were made to record the value of options granted. A summary of those changes is reflected in the following schedule:

	As Restated	As Reported
Balance Sheet
Common stock	$4,373,047	$4,060,263
Accumulated deficit	(3,435,752)	(3,122,968)

Total Stockholders’ Equity	$937,295	$937,295

Statement of Operations
Revenues	$151,257	$151,257
Cost of sales	78,167	78,167
Operating expenses	2,471,601	2,155,187
Other income (expense)	(121,066)	(124,696)
Income tax expense	-	-

Net loss	$(2,519,577)	$(2,206,793)

Statement of Cash Flows
Net loss	$(2,519,577)	$(2,206,793)
Warrants and options issued
for financing	435,665	122,881