Form 10QSB
period 2007-03-31
Smart Energy Solutions, Inc.
filed 2007-05-14
CIK 1086082

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2007

☐	TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 000-26027

SMART ENERGY SOLUTIONS, INC.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation)	20-3353835 (I.R.S. Employer Identification Number)

210 West Parkway, #7, Pompton Plains, NJ 07444
(Address of principal executive offices)

(973) 248-8008
(Registrant's telephone number, including area code)

_______________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES ☒ NO ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The number of shares of common stock outstanding as of May 14, 2007 was 76,888,409 shares of common stock.

Transitional Small Business Format  Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

SMART ENERGY SOLUTIONS, INC.

FINANCIAL STATEMENTS

MARCH 31, 2007 AND DECEMBER 31, 2006
SMART ENERGY SOLUTIONS, INC.
Balance Sheets

	March 31,	December 31,
	2007	2006
	(Unaudited)
ASSETS
CURRENT ASSETS

Cash	$1,947,491	$963,627
Accounts receivable, net	889,014	1,230,588
Inventory	511,579	213,441
Prepaid expenses	7,389	154,709

Total Current Assets	3,355,473	2,562,365

PROPERTY AND EQUIPMENT, net	51,162	54,796

OTHER ASSETS
Deferred loan fees, net	30,161	81,378
Trademark, net	930	1,001
Deposits	32,513	34,872
Battery Brain technology, net	31,265	31,512

Total Other Assets	94,869	148,763

TOTAL ASSETS	$3,501,504	$2,765,924

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable and accrued expenses	$534,292	$301,093
Bank overdraft	-	80,255
Convertible debt, net of discount of $471,673	1,028,327	936,101

Total Current Liabilities	1,562,619	1,317,449

TOTAL LIABILITIES	1,562,619	1,317,449

STOCKHOLDERS' EQUITY

Preferred stock:no par value;1,000,000 shares
authorized; none outstanding
Common stock, no par value; 500,000,000 shares authorized; 76,888,409
and 71,510,628 shares issued and outstanding, respectively	12,647,461	10,212,723
Accumulated deficit	(10,708,576)	(8,764,248)

Total Stockholders' Equity	1,938,885	1,448,475

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,501,504	$2,765,924

The accompanying notes are an integral part of these condensed financial statements.

SMART ENERGY SOLUTIONS, INC.
Statements of Operations
(Unaudited)

	For the Three
	Months Ended
	March 31,
	2007	2006

REVENUES	$637,822	$209,834

COST OF GOODS SOLD	397,619	88,239

GROSS PROFIT	240,203	121,595

OPERATING EXPENSES

General and administrative	687,752	265,623
Marketing and advertising	176,834	105,059
Consultation fees	1,188,564	504,143

Total Expenses	2,053,150	874,825

LOSS FROM OPERATIONS	(1,812,947)	(753,230)

OTHER INCOME (EXPENSES)
Interest expense	(144,726)	-
Interest income	13,345	1,097

Total Other Income (Expenses)	(131,381)	1,097

NET LOSS	$(1,944,328)	$(752,133)

BASIC LOSS PER SHARE	$(0.03)	$(0.01)

BASIC WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	75,495,697	63,665,827

The accompanying notes are an integral part of these condensed financial statements.

3

SMART ENERGY SOLUTIONS, INC.
Statements of Cash Flows
(Unaudited)

	For the Three
	Months Ended
	March 31,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(1,944,328)	$(752,133)
Adjustments to reconcile net loss to
net cash used by operating activities:
Warrants and options issued for services	664,656	298,552
Common stock issued for services	336,750	204,840
Amortization of debt discount	92,226	-
Depreciation and amortization	57,528	5,338
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	147,320	12,087
(Increase) in accounts receivable	341,574	(124,549)
(Increase) in inventory	(298,138)	(111,111)
Increase (decrease) in accounts payable and
and accrued expenses	233,199	(220,866)

Net Cash Used by Operating Activities	(369,213)	(687,842)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of equipment	-	(2,679)

Net Cash Used by Investing Activities	-	(2,679)

CASH FLOWS FROM FINIANCING ACTIVITIES

Repayment of bank overdraft	(80,255)	-
Common stock issued for cash	1,433,332	90,000

Net Cash Provided by Financing Activities	1,353,077	90,000

NET INCREASE (DECREASE) IN CASH	983,864	(600,521)

CASH AT BEGINNING OF PERIOD	963,627	939,545

CASH AT END OF PERIOD	$1,947,491	$339,024

The accompanying notes are an integral part of these condensed financial statements.

SMART ENERGY SOLUTIONS, INC.
Statements of Cash Flows (Continued)
(Unaudited)

	For the Three Months Ended
	March 31,
	2007	2006

SUPPLIMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

Warrants and options issued for services	$664,656	$298,552
Common stock issued for services	$336,750	$204,840

Cash Paid for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

SMART ENERGY SOLUTIONS, INC.
Notes to the Condensed Financial Statements
March 31, 2007 and December 31, 2006

NOTE 1 -  CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2007, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2006 audited financial statements. The results of operations for the periods ended March 31, 2007 and 2006 are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. Historically, the Company has incurred significant annual losses, which have resulted in an accumulated deficit of $10,708,576 at March 31, 2007 which raises substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company increasing sales to the point it becomes profitable. The Company may need to raise additional capital for marketing to increase its sales. If the Company is unable to increase sales sufficiently or obtain adequate capital, it could be forced to cease operation. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

Management plans to increase sales by increasing its marketing program and to obtain additional capital from the private placement of shares of its common stock. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

NOTE 3 - EQUITY ACTIVITY

During the three months ended March 31, 2007, the Company issued 4,777,781 shares of its common stock at $0.30 per share and warrants to purchase an additional 2,695,004 shares of common stock at $0.45 per share to unrelated investors for an aggregate cash inflow of $1,433,332. During the three months ended March 31, 2007 the Company recorded an expense of $274,210 for the value of the warrants as computed using the Black-Scholes model.

During the same period, the Company issued 600,000 shares of common stock at $0.56 per share for services rendered during the period for a total value of $336,750.

SMART ENERGY SOLUTIONS, INC.
Notes to the Condensed Financial Statements
March 31, 2007 and December 31, 2006

NOTE 4 - BASIC LOSS PER SHARE

The computation of basic and diluted loss per common share is based on the weighted average number of shares outstanding during each period.

	March 31,
	2007	2006

NET LOSS	$(1,944,328)	$(752,133)

BASIC LOSS PER COMMON SHARE	$(0.03)	$(0.01)

BASIC WEIGHTED AVERAGE
NUMBER OF SHARES OUTSTANDING	75,495,697	63,665,827

The computation of loss per common share is based on the weighted average number of shares outstanding during the year plus the common stock equivalents which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the year. Common stock equivalents, consisting of 11,141,165 in options and 19,545,522 in warrants were considered but were not included in the computation of loss per share at March 31, 2007 and 2006 because they would have been anti-dilutive.

NOTE 5- COMMON STOCK PURCHASE WARRANTS AND OPTIONS

Warrants

On January 1, 2005, the Company authorized the sale of its units. Each unit consisted of one share of common stock and a Class A warrant to purchase one share of common stock at $0.45 (exercisable for 1 year) and a Class B warrant to purchase one share at $0.75 (exercisable for 3 years).

The estimated value of the compensatory warrants (using a $0.20 valuation based upon a valuation date of January 1, 2005) granted to non-employees in exchange for services and financing expenses was determined using the Black-Scholes pricing model and the following assumptions: expected term of 1 to 3 years, a risk free interest rate of 3.50%, a dividend yield of 0% and volatility of 21.68% in 2005 and 92%-98% for the valuation of warrants in 2006. The amount of the expense charged to operations for compensatory warrants granted in exchange for services was $348,437 and $274,210 during the year ended December 31, 2006 and the three months ended March 31, 2007, respectively.

SMART ENERGY SOLUTIONS, INC.
Notes to the Condensed Financial Statements
March 31, 2007 and December 31, 2006

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company. These warrants were granted in lieu of cash compensation for services performed or financing expenses.

NOTE 5- COMMON STOCK PURCHASE WARRANTS AND OPTIONS (Continued)

	Warrants Outstanding			Warrants Exercisable
Year	Exercise Price	Number shares outstanding	Weighed Average Contractual Life (Years)	Number Exercisable	Weighted Average Exercise Price
2005	$0.75	13,740,000	1.75	13,740,000	$0.75
2006	$0.75	125,000	2.25	125,000	$0.75
2006	$0.45	1,693,852.67		1,693,852	$0.45
2006	$0.45	1,166,666.75		1,166,666	$0.45
2006	$0.45	125,000.25		125,000	$0.45
2007	$0.45	2,695,004.92		2,695,004	$0.45

Transactions involving the Company’s warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2006	27,480,000	$0.60

Granted	3,110,518	0.46
Exercised	200,000	0.45
Cancelled	13,540,000	0.45
Outstanding at December 31, 2006	16,850,518	0.70

Granted	2,695,004	0.45
Exercised	-	-
Cancelled	-	-
Outstanding at March 31, 2007	19,545,522	$0.66

Options

The Company has granted common stock purchase options to certain of its employees, directors and consultants. The options vest according to the terms of the employment contracts with the employees and consulting agreements with directors and consultants (usually 1 to 3 years). The option price is also determined in accordance with the terms of the contracts (between $0.00 to $0.75 per share).

During the year ended December 31, 2006, the estimated value of the compensatory common stock purchase options granted to non-employees in exchange for services and financing expenses was determined using the Black-Scholes pricing model and the following assumptions: expected term of 1 to 3 years, a risk free interest rate of 4.51% to 4.91%, a dividend yield of 0% and volatility of 92% to 98%. The amount of the expense charged to operations for compensatory options and warrants granted in exchange for services was $1,963,521.

SMART ENERGY SOLUTIONS, INC.
Notes to the Condensed Financial Statements
March 31, 2007 and December 31, 2006

NOTE 5- COMMON STOCK PURCHASE WARRANTS AND OPTIONS (Continued)

The Company has granted common stock purchase options to certain of its employees and consultants. The options vest according to the terms of the contracts with the employees and consultants (usually 1 to 3 years). The option price is also determined in accordance with the terms of the contracts (usually $0.00 to $0.45 per share). During the three months ended March 31, 2007 the Company recorded an expense of $390,446 for the value of the options granted as computed using the Black-Scholes model.

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to employees and non-employees of the Company. These options were granted in lieu of cash compensation for services performed.

	Number of Shares	Weighted Average Exercise Price
Outstanding as of January 1, 2006	8,030,000	$0.09

Granted	2,193,665	0.39
Exercised	-	-
Cancelled	-	-
Outstanding at December 31, 2006	10,223,665	0.15

Granted	1,080,000	0.39
Exercised	-	-
Cancelled	162,500	0.45
Outstanding at March 31, 2007	10,223,665	$0.17

SMART ENERGY SOLUTIONS, INC.
Notes to the Condensed Financial Statements
March 31, 2007 and December 31, 2006

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company. These options were granted in lieu of cash compensation for services performed or financing expenses.

	Options Outstanding			Options Exercisable
Year	Exercise Price	Number shares outstanding	Weighed Average Contractual Life (Years)	Number Exercisable	Weighted Average Exercise Price
2005	$0.15	4,380,000	3	1,825,000	$0.15
2005	$0.00	2,650,000	3	1,104,166	$0.00
2005	$0.05	1,000,000	5	383,333	$0.05
2006	$0.15	242,000	1	242,000	$0.15
2006	$0.45	1,199,165	5	181,555	$0.45
2006	$0.35	540,000	3	180,000	$0.35
2006	$0.30	50,000	5	50,000	$0.30
2007	$0.35	1,080,000	3	90,000	$0.35

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This MD&A section of our Quarterly Report on Form 10-QSB discusses our results of operations, liquidity and financial condition, and certain factors that may affect our future results. You should read this MD&A in conjunction with our consolidated financial statements and accompanying notes included in this Quarterly Report.

Forward-Looking Statements

The following discussion should be read in conjunction with the financial statements of Smart Energy Solutions, Inc. (the “Company”), which are included elsewhere in this Form 10-QSB. This Quarterly Report on Form 10-QSB contains forward-looking information. Forward-looking information includes statements relating to future actions, future performance, costs and expenses, interest rates, outcome of contingencies, financial condition, results of operations, liquidity, business strategies, cost savings, objectives of management, and other such matters of the Company. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking information to encourage companies to provide prospective information about themselves without fear of litigation so long as that information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information. Forward-looking information may be included in this Quarterly Report on Form 10-QSB or may be incorporated by reference from other documents filed with the Securities and Exchange Commission (the “SEC”) by the Company. You can find many of these statements by looking for words including, for example, “believes,” “expects,” “anticipates,” “estimates” or similar expressions in this Quarterly Report on Form 10-QSB or in documents incorporated by reference in this Quarterly Report on Form 10-QSB. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information or future events.

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

General

We were incorporated in the State of Utah on February 10, 1999. On August 25, 2005, we changed our state of incorporation from Utah to Nevada by the merger of our Company with and into our wholly owned subsidiary, Smart Energy Solutions, Inc., a Nevada corporation. As a result of such merger, our Company’s name was changed to Smart Energy Solutions, Inc. in order to better reflect our business operations.

On March 23, 2005, we purchased inventory, manufacturing molds and technology from Purisys, Inc., whereby we became a producer of an electronic control for vehicle batteries, known as the “Battery Brain”, which is intended to keep the batteries from discharging to the point that the vehicle can not be started. It is also intended to prevent the vehicle from being started without using the ignition system by what it commonly known as hot wiring. We have been selling the Battery Brain from that date on a wholesale basis through distributors and on a retail basis over the internet.

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

The Company has contracted with various distributors for distribution of the Battery Brain products in the United States, Canada, Italy, and Israel. The Company’s marketing activities have been focused on the following nine market segments, each of which have unique requirements: Automotive Retail; Automotive Dealers; Automotive Original Equipment Manufacturers; Automotive Specialty; Fleets; Military; Heavy Truck/ Bus; Motor Home / Recreational Vehicle; and Marine.

Results of Operation

For the three months ended March 31, 2007, the Company’s sales of the Battery Brain product continued to grow. The Company recorded revenues of $637,822 during the first quarter of 2007 from the sales of its Battery Brain products. The cost of sales for the Battery Brain was $397,619 in the first quarter of 2007. The Company revenues and cost of sales in the corresponding quarter of 2005 were $209,834 and $88,239, respectively. The growth in sales was the result of the Company’s aggressive marketing program which includes advertising in trade publications and on the internet and marketing in trade shows and direct sales to wholesalers. Sales are expected to continue to grow in the second quarter of 2007 and through out 2007.

The Company’s first quarter operating expenses consist primarily of consulting fees. The Company incurred consulting fees of $1,188,564 to help create public awareness, refine its products and to fill interim management positions compared to $504,143 in the first quarter of 2006. $1,001,406 and $503,392 of these expenses were paid in shares, warrants and options issued to employees and consultants in 2007 and 2006, respectively. Due to its limited cash resources the Company pays for some of these services using its equity instruments. The Company plans to discontinue using stock and warrants to pay its expenses if it can become adequately capitalized. The Company also paid $176,834 in marketing and advertising expense during the quarter compared to $105,059 in 2006. The marketing and advertising costs were related to the development of the Company’s marketing plan and marketing materials. The Company incurred $168,542 in wages to its employees in 2007 compared to $90,677 in 2006. The Company believes that its staffing is adequate for the remainder of 2007. Also the Company paid or accrued $43,880 of legal and professional fees as it completed the required SEC filings and audits compared to $38,898 in 2006. The Company’s total operating expenses for the three months ended March 31, 2007 were $2,053,150. Operating expenses for the three months ended March 31, 2006 were $874,825.

The Company recorded a net loss of $1,944,328 or $0.03 per share for the first quarter of 2007 compared to $752,133 or $0.01 per share in the same quarter of 2006.

Liquidity and Capital

As of March 31, 2007, the Company had $1,947,491 on hand and believes that such funds will not be sufficient to satisfy the Company's cash requirements for the next twelve (12) months. The Company’s raised $1,433,332 in private placements conducted during the first quarter of 2007.

The Company believes that it will need approximately $3,000,000 for its operations for the next twelve months. The Company intends to raise additional capital from the exercise of the warrants issued during its private placement and from the issuance of additional securities of the Company. $90,000 was raised in the first quarter of 2006 from the exercise of warrants.

The Company raised $1,000,000 through the issuance of 15% convertible debt during the nine months ended September 30, 2006. The debt with the accrued interest is due on September 4, 2007. If the Company is unable to repay the debt on the due date, the holders thereof have the right to convert the debt to equity. The Company raised another $500,000 through the issuance of convertible debt bearing interest at 12%.

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

Off-Balance Sheet Arrangements.

None.

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

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

As previously disclosed in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, filed with the Securities and Exchange Commission on April 13, 2007, the Company commenced an action in the Superior Court of New Jersey against Superior Automotive Company (“Superior”) on February 1, 2007. The Company alleged that Superior failed to perform its obligations under the Distributorship Agreement, dated November 30, 2006, between the Company and Superior, by failing to pay for products that Superior ordered from the Company. The Company seeks damages in the amount of $154,288.26, plus statutory interest from February 1, 2007 and costs. On April 3, 2007, Superior filed with the Court an Answer to the Company’s Complaint, denying that they owe any amounts to the Company. Superior also set forth in its Answer three counterclaims: that the Company made certain misrepresentations to Superior; that the products sold to Superior were defective; and that the Company’s subsequent agreements with Carter Group, Inc. violated the exclusivity provisions of the Company’s Distributorship Agreement with Superior. Superior seeks compensatory damages, punitive damages interest, costs, and attorney’s fees, all in an unspecified amount. The Company believes that Superior’s defenses and counterclaims have no merit.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Purchases of equity securities by the issuer and affiliated purchasers.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

On May 14, 2007, our Board of Directors authorized Ed Braniff, our Chief Financial Officer, to locate prospective consultants to the Company and bind the Company under consulting agreements entered into with such prospective consultants. Such consulting agreements will provide that the consultants are to receive shares of our common stock in consideration for their services thereunder, and Mr. Braniff was authorized to issue up to an aggregate of 1,500,000 shares of our common stock pursuant to such consulting agreements.

Item 6.  Exhibits.

Exhibit Number	Description	Where Found
31.1	Rule 13a-14(a)/15d14(a) Certifications of Chief Executive Officer	Attached Hereto
31.2	Rule 13a-14(a)/15d14(a) Certifications of Chief Financial Officer	Attached Hereto
32.1	Section 1350 Certifications	Attached Hereto

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMART ENERGY SOLUTIONS, INC.

Dated: May 14, 2007	By:	/s/ Peter Mateja
Name: Peter Mateja Title: Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Edward Braniff
Name: Edward Braniff Title: Chief Financial Officer (Principal Financial and Accounting Officer)