Form 10QSB
period 2007-06-30
Smart Energy Solutions, Inc.
filed 2007-08-14
CIK 1086082

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2007

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

YES ☒	NO ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐	NO ☒

The number of shares of common stock outstanding as of August 6, 2007 was 79,340,992 shares of common stock.

Transitional Small Business Format

Yes ☐	No ☒

TABLE OF CONTENTS

		Page
PART I		3
Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis or Plan of Operation	11
Item 3.	Controls and Procedures

PART II
Item 1.	Legal Proceedings	13
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13
Item 3.	Defaults Upon Senior Securities	14
Item 4.	Submission of Matters to a Vote of Security Holders	14
Item 5.	Other Information	14
Item 6.	Exhibits	14
		14
SIGNATURES		15
CERTIFICATIONS

PART I.
FINANCIAL INFORMATION

Item 1. Financial Statements.

SMART ENERGY SOLUTIONS, INC.
Statements of Operations
(Unaudited)

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

REVENUES	$190,014	$264,795	$827,836	$474,629

COST OF GOODS SOLD	68,080	173,107	465,699	261,347

GROSS PROFIT	121,934	91,688	362,137	213,282

OPERATING EXPENSES

General and administrative	799,294	651,143	1,487,046	916,766
Marketing and advertising	71,853	92,118	248,687	197,176
Consultation fees	1,761,317	610,360	2,949,881	1,114,503

Total Expenses	2,632,464	1,353,621	4,685,614	2,228,445

LOSS FROM OPERATIONS	(2,510,530)	(1,261,933)	(4,323,477)	(2,015,163)

OTHER INCOME (EXPENSES)
Interest expense	(144,725)	-	(289,451)	-
Interest income	11,736	5,301	25,081	6,398

Total Other Income (Expenses)	(132,989)	5,301	(264,370)	6,398

NET LOSS BEFORE INCOME TAXES	(2,643,519)	(1,256,632)	(4,587,847)	(2,008,765)

INCOME TAX EXPENSE	-	-	-	-

NET LOSS	$(2,643,519)	$(1,256,632)	$(4,587,847)	$(2,008,765)

BASIC LOSS PER SHARE	$(0.03)	$(0.02)	$(0.06)	$(0.03)

BASIC WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	77,967,636	64,823,309	76,770,493	64,079,999

The accompanying notes are an integral part of these condensed financial statements.

SMART ENERGY SOLUTIONS, INC.
Statements of Cash Flows
(Unaudited)

	For the Six
	Months Ended
	June 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(4,587,847)	$(2,008,765)
Adjustments to reconcile net loss to
net cash used by operating activities:
Warrants and options issued for services	1,044,589	955,889
Common stock issued for services	1,643,873	275,232
Amortization of debt discount	184,451	-
Depreciation and amortization	94,049	11,017
Deferred loan fees	-	(89,316)
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	144,587	(24,908)
(Increase) decrease in accounts receivable	845,557	(261,472)
(Increase) in inventory	(716,869)	(117,282)
Increase (decrease) in accounts payable and
and accrued expenses	(74,828)	(164,774)

Net Cash Used by Operating Activities	(1,422,438)	(1,424,379)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of equipment	(2,000)	(16,292)

Net Cash Used by Investing Activities	(2,000)	(16,292)

CASH FLOWS FROM FINIANCING ACTIVITIES

Borrowings of notes payable	-	1,000,000
Repayment of bank overdraft	(80,255)	-
Common stock issued for cash	1,464,917	590,000

Net Cash Provided by Financing Activities	1,384,662	1,590,000

NET INCREASE (DECREASE) IN CASH	(39,776)	149,329

CASH AT BEGINNING OF PERIOD	963,627	939,545

CASH AT END OF PERIOD	$923,851	$1,088,874

The accompanying notes are an integral part of these condensed financial statements.

SMART ENERGY SOLUTIONS, INC.
Statements of Cash Flows (Continued)
(Unaudited)

	For the Six
	Months Ended
	June 30,
	2007	2006

SUPPLIMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

Warrants and options issued for services	$1,044,589	$955,889
Common stock issued for services	$1,643,873	$275,232

Cash Paid for:
Interest	$150,000	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

SMART ENERGY SOLUTIONS, INC.
Notes to the Condensed Financial Statements
June 30, 2007 and December 31, 2006

NOTE 1 -  CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2007, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2006 audited financial statements. The results of operations for the periods ended June 30, 2007 and 2006 are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. Historically, the Company has incurred significant annual losses, which have resulted in an accumulated deficit of $13,352,095 at June 30, 2007 which raises substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company increasing sales to the point it becomes profitable. The Company may need to raise additional capital for marketing to increase its sales. If the Company is unable to increase sales sufficiently or obtain adequate capital, it could be forced to cease operation. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

Management plans to increase sales by increasing its marketing program and to obtain additional capital from the private placement of shares of its common stock. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

NOTE 3 - EQUITY ACTIVITY

During the six months ended June 31, 2007, the Company issued 4,777,781 shares of its common stock at $0.30 per share and warrants to purchase an additional 2,695,004 shares of common stock at $0.45 per share to unrelated investors for an aggregate cash inflow of $1,433,332. During the six months ended June 30, 2007 the Company recorded an expense of $274,210 for the value of the warrants as computed using the Black-Scholes model. The Company also issued 188,750 shares upon the exercise of options by a director for cash of $31,585.  During the same period, the Company issued 2,864,333 shares of common stock at prices ranging from $0.54 to $0.50 per share for services rendered during the period for a total value of $1,643,873.

NOTE 4 - BASIC LOSS PER SHARE

The computation of basic and diluted loss per common share is based on the weighted average number of shares outstanding during each period.

	June 30,
	2007	2006

NET LOSS	$(4,587,847)	$(2,008,765)

BASIC LOSS PER COMMON SHARE	$(0.06)	$(0.03)

BASIC WEIGHTED AVERAGE
NUMBER OF SHARES OUTSTANDING	76,770,493	64,079,999

The computation of loss per common share is based on the weighted average number of shares outstanding during the year plus the common stock equivalents which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the year. Common stock equivalents, consisting of 10,763,665 in options and 19,545,522 in warrants were considered but were not included in the computation of loss per share at June 30, 2007 and 2006 because they would have been anti-dilutive.

NOTE 5- COMMON STOCK PURCHASE WARRANTS AND OPTIONS

Warrants

On January 1, 2005, the Company authorized the sale of its units. Each unit consisted of one share of common stock and a Class A warrant to purchase one share of common stock at $0.45 (exercisable for 1 year) and a Class B warrant to purchase one share at $0.75 (exercisable for 3 years).

The estimated value of the compensatory warrants (using a $0.20 valuation based upon a valuation date of January 1, 2005) granted to non-employees in exchange for services and financing expenses was determined using the Black-Scholes pricing model and the following assumptions: expected term of 1 to 3 years, a risk free interest rate of 3.50%, a dividend yield of 0% and volatility of 21.68% in 2005 and 92%-98% for the valuation of warrants in 2006. The amount of the expense charged to operations for compensatory warrants granted in exchange for services was $348,437 and $274,210 during the year ended December 31, 2006 and the six months ended June 30, 2007, respectively.

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company.

NOTE 5- COMMON STOCK PURCHASE WARRANTS AND OPTIONS (Continued)

These warrants were granted in lieu of cash compensation for services performed or financing expenses.

	Warrants Outstanding			Warrants Exercisable

Year	Exercise Price	Number shares outstanding	Weighed Average Contractual Life (Years)	Number Exercisable	Weighted Average Exercise Price
2005	$0.75	13,740,000	1.75	13,740,000	$0.75
2006	$0.75	125,000	2.25	125,000	$0.75
2006	$0.45	1,693,852.67		1,693,852	$0.45
2006	$0.45	1,166,666.75		1,166,666	$0.45
2006	$0.45	125,000.25		125,000	$0.45
2007	$0.45	2,695,004.92		2,695,004	$0.45

Transactions involving the Company’s warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2006	27,480,000	$0.60

Granted	3,110,518	0.46
Exercised	(200,000)	0.45
Cancelled	(13,540,000)	0.45
Outstanding at December 31, 2006	16,850,518	0.70

Granted	2,695,004	0.45
Exercised		-
Cancelled	-	-
Outstanding at June 30, 2007	19,545,522	$0.66

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

NOTE 5- COMMON STOCK PURCHASE WARRANTS AND OPTIONS (Continued)

The Company has granted common stock purchase options to certain of its employees and consultants. The options vest according to the terms of the contracts with the employees and consultants (usually 1 to 3 years). The option price is also determined in accordance with the terms of the contracts (usually $0.00 to $0.45 per share). During the six months ended June 30, 2007 the Company recorded an expense of $770,379 for the value of the options granted as computed using the Black-Scholes model.

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to employees and non-employees of the Company. These options were granted in lieu of cash compensation for services performed.

	Number of Shares	Weighted Average Exercise Price
Outstanding as of January 1, 2006	8,030,000	$0.09

Granted	2,031,165	0.39
Exercised	-	-
Cancelled	-	-
Outstanding at December 31, 2006	10,061,165	0.15

Granted	1,080,000	0.39
Exercised	(188,750)	0.17
Cancelled	(188,750)	0.45
Outstanding at June 30, 2007	10,763,665	$0.17

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company. These options were granted in lieu of cash compensation for services performed or financing expenses.

NOTE 5- COMMON STOCK PURCHASE WARRANTS AND OPTIONS (Continued)

	Options Outstanding			Options Exercisable

Year	Exercise Price	Number shares outstanding	Weighed Average Contractual Life (Years)	Number Exercisable	Weighted Average Exercise Price
2005	$0.15	4,035,000	3	2,017,500	$0.15
2005	$0.00	2,650,000	3	1,324,999	$0.00
2005	$0.05	1,000,000	5	466,666	$0.05
2006	$0.15	242,000	1	242,000	$0.15
2006	$0.45	1,166,165	5	273,738	$0.45
2006	$0.35	540,000	3	225,000	$0.35
2006	$0.30	50,000	5	50,000	$0.30
2007	$0.35	1,080,000	3	180,000	$0.35

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As used in this Form 10-QSB, references to the "Company," "we," “our” or "us" refer to Smart Energy Solutions Inc., unless the context otherwise indicates.

This Management’s Discussion and Analysis or Plan of Operations (“MD&A”) section of our Quarterly Report on Form 10-QSB discusses our results of operations, liquidity and financial condition, and certain factors that may affect our future results. You should read this MD&A in conjunction with our consolidated financial statements and accompanying notes included in this Quarterly Report.

Forward-Looking Statements

The following discussion should be read in conjunction with the financial statements of the Company which are included elsewhere in this Form 10-QSB. This Quarterly Report on Form 10-QSB contains forward-looking information. Forward-looking information includes statements relating to future actions, future performance, costs and expenses, interest rates, outcome of contingencies, financial condition, results of operations, liquidity, business strategies, cost savings, objectives of management, and other such matters of the Company. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking information to encourage companies to provide prospective information about themselves without fear of litigation so long as that information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information. Forward-looking information may be included in this Quarterly Report on Form 10-QSB or may be incorporated by reference from other documents filed with the Securities and Exchange Commission (the “SEC”) by the Company. You can find many of these statements by looking for words including, for example, “believes,” “expects,” “anticipates,” “estimates” or similar expressions in this Quarterly Report on Form 10-QSB or in documents incorporated by reference in this Quarterly Report on Form 10-QSB. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information or future events.

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

Results of Operation

The Three and Six Months Ended June 30, 2007 Compared to the Three and Six Months Ended June 30, 2006

For the three months ended June 30, 2007, the Company’s sales of the Battery Brain product fell. The Company recorded revenues of $190,014 during the three months ended June 30, 2007 from the sales of its Battery Brain products. The cost of sales for the Battery Brain was $ 68,080 in the three months ended June 30, 2007. The Company’s revenues and cost of sales in the corresponding quarter of 2006 were $264,795 and $173,107, respectively. The decline in sales was the result of the Company’s efforts to complete its new manufacturing facility in China. The Company continues with an aggressive marketing program which includes advertising in trade publications and on the internet and marketing in trade shows and direct sales to wholesalers. Sales are expected to renew growth in the third quarter of 2007 and through out the remainder of 2007.

The Company’s second quarter operating expenses consist primarily of consulting fees. The Company incurred consulting fees of $1,761,317 to help create public awareness, refine its products and to fill interim management positions compared to $610,360 in the second quarter of 2006. The Company also paid $71,853 in marketing and advertising expense during the quarter compared to $92,118 in 2006. The marketing and advertising costs were related to the development of the Company’s marketing plan and marketing materials. The Company incurred $197,642 in wages to its employees in 2007 compared to $108,587 in 2006. The Company believes that its staffing is adequate for the remainder of 2007. Also the Company paid or accrued $65,725 of legal and professional fees as it completed the required SEC filings and audits compared to $45,810 in 2006. The Company’s total operating expenses for the three months ended June 30, 2007 were $2,632,464. Operating expenses for the three months ended June 30, 2006 were $1,353,621. $1,687,056 and $727,729 of these operating expenses were paid in shares, warrants and options issued to employees and consultants in 2007 and 2006, respectively. Due to its limited cash resources the Company pays for some of these services using its equity instruments. The Company plans to discontinue using stock and warrants to pay its expenses if it can become adequately capitalized.

The Company recorded a net loss of $2,643,519 or $0.03 per share for the second quarter of 2007 compared to $1,256,632 or $0.02 per share in the same quarter of 2006.

For the six months ended June 30, 2007, the Company’s sales of the Battery Brain product continued to grow. The Company recorded revenues of $827,836 during the first half of 2007 from the sales of its Battery Brain products. The cost of sales for the Battery Brain was $465,699 in the first quarter of 2007. The Company revenues and cost of sales in the corresponding quarter of 2006 were $474,629 and $261,347, respectively. The growth in sales was the result of the Company’s aggressive marketing program which includes advertising in trade publications and on the internet and marketing in trade shows and direct sales to wholesalers. Sales are expected to continue to grow in the second half of 2007.

The Company’s first half operating expenses consist primarily of consulting fees. The Company incurred consulting fees of $2,949,881 to help create public awareness, refine its products and to fill interim management positions compared to $1,114,503 in the first half of 2006. The Company also paid $248,687 in marketing and advertising expense during the quarter compared to $197,176 in 2006. The marketing and advertising costs were related to the development of the Company’s marketing plan and marketing materials. The Company incurred $366,184 in wages to its employees in 2007 compared to $199,264 in 2006. The Company believes that its staffing is adequate for the remainder of 2007. Also the Company paid or accrued $109,605 of legal and professional fees as it completed the required SEC filings and audits compared to $84,708 in 2006. The Company’s total operating expenses for the six months ended June 30, 2007 were $4,685,614. Operating expenses for the six months ended June 30, 2006 were $2,228,445. $2,688,462 and $1,231,121 of these expenses were paid in shares, warrants and options issued to employees and consultants in 2007 and 2006, respectively. Due to its limited cash resources the Company pays for some of these services using its equity instruments. The Company plans to discontinue using stock and warrants to pay its expenses if it can become adequately capitalized.

The Company recorded a net loss of $4,587,847 or $0.06 per share for the first half of 2007 compared to $2,008,765 or $0.03 per share in the same period of 2006.

Liquidity and Capital

As of June 30, 2007, the Company had $ 923,851 on hand and believes that such funds will not be sufficient to satisfy the Company's cash requirements for the next twelve (12) months. The Company raised $ 1,464,917 from sales of common stock during the first quarter of 2007.

The Company believes that it will need approximately $3,000,000 for its operations for the next twelve months. The Company intends to raise additional capital from the exercise of the warrants issued during its private placement and from the issuance of additional securities of the Company. Included in the proceeds from sales of common stock is $121,585 which was raised in the second quarter of 2006 from the exercise of warrants.

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

PART II.
OTHER INFORMATION

Item 1. Legal Proceedings.

As previously disclosed in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, filed with the Securities and Exchange Commission on April 13, 2007, the Company commenced an action in the Superior Court of New Jersey against Superior Automotive Company (“Superior”) on February 1, 2007. The Company alleged that Superior failed to perform its obligations under the Distributorship Agreement, dated November 30, 2006, between the Company and Superior, by failing to pay for products that Superior ordered from the Company. The Company seeks damages in the amount of $154,288.26, plus statutory interest from February 1, 2007 and costs. On April 3, 2007, Superior filed with the Court an Answer to the Company’s Complaint, denying that they owe any amounts to the Company. Superior also set forth in its Answer three counterclaims: that the Company made certain misrepresentations to Superior; that the products sold to Superior were defective; and that the Company’s subsequent agreements with Carter Group, Inc. violated the exclusivity provisions of the Company’s Distributorship Agreement with Superior. Superior seeks compensatory damages, punitive damages interest, costs, and attorney’s fees, all in an unspecified amount. The Company believes that Superior’s defenses and counterclaims have no merit. The court has set a required administrative hearing for August 23,2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In June 2007, we issued 188,250 shares of our common stock to Amir Uziel, a former director of our Company. The shares were issued because Mr. Uziel exercised 188,250 stock options that had been issued to him pursuant to the Letter Agreement, dated June 29, 2005, between the Company and Mr. Uziel. The options has been issued to Mr. Uziel as partial compensation for services rendered by him in his capacity as a Director of the Company. The exercise price paid by Mr. Uziel for the exercise of such options was $0.15 per share, amounting to $28,237.50 in the aggregate. This transaction was conducted in reliance upon an exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended, or Regulation D promulgated thereunder.

In June 2007, we issued 45,000 shares of our common stock issued to Michael Greenfield. Mr. Greenfield, a/k/a Michael Ben-Ari, our director. The foregoing shares were issued because Mr. Greenfield exercised 45,000 stock options that had been issued to him pursuant to the Letter Agreement, dated March 19, 2007, between the Company and Mr. Greenfield. The exercise price paid by Mr. Greenfield for the exercise of such options was $0.35 per share, amounting to $15,750 in the aggregate. This transaction was conducted in reliance upon an exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended, or Regulation D promulgated thereunder.

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

Dated: August 14, 2007	By:	/s/ Peter Mateja
Name: Peter Mateja Title: Chief Executive Officer and Director (Principal Executive Officer)

Dated: August 14, 2007	By:	/s/ Edward Braniff
Name: Edward Braniff Title: Chief Financial Officer (Principal Financial and Accounting Officer)