Form 10QSB/A
period 2007-06-30
Smart Energy Solutions, Inc.
filed 2007-09-17
CIK 1086082

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

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

(973) 248-8008
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ☒	NO ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐	NO ☒

The number of shares of common stock outstanding as of September 14, 2007 was 79,510,992 shares of common stock.

Transitional Small Business Format

YES ☐	NO ☒

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Quarterly Report on Form 10-QSB for the quarter ended June 30, 2007 due to the inadvertent omission of our balance sheet from the financial statements included in the Quarterly Report we filed with the Securities and Exchange Commission (the “SEC”) on August 14, 2007. Our financial position and results of operations for the periods presented have not been restated from the financial position and results of operations originally reported.

For convenience and ease of reference, we are only filing the financial statements of this Quarterly Report. Accordingly, this Amendment No. 1 to such Quarterly Report should be read in conjunction with our Quarterly Report for the quarter ended June 30, 2007 filed with the SEC on August 14, 2007, and with our subsequent filings with the SEC.

PART I.
FINANCIAL INFORMATION

Item 1. Financial Statements.

SMART ENERGY SOLUTIONS, INC.
Balance Sheets

ASSETS

	June 30,	December 31,
	2007	2006
	(Unaudited)
CURRENT ASSETS

Cash	$923,851	$963,627
Accounts receivable, net	385,031	1,230,588
Inventory	930,310	213,441
Prepaid expenses	5,322	154,709

Total Current Assets	2,244,514	2,562,365

PROPERTY AND EQUIPMENT, net	49,479	54,796

OTHER ASSETS
Deferred loan fees, net	-	81,378
Trademark, net	858	1,001
Deposits	37,313	34,872
Battery Brain technology, net	28,660	31,512

Total Other Assets	66,831	148,763

TOTAL ASSETS	$2,360,824	$2,765,924

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable and accrued expenses	$226,265	$301,093
Bank overdraft	-	80,255
Convertible debt, net of discount of $379,448	1,120,552	936,101

Total Current Liabilities	1,346,817	1,317,449

TOTAL LIABILITIES	1,346,817	1,317,449

STOCKHOLDERS' EQUITY

Preferred stock:no par value;1,000,000 shares
authorized; none outstanding
Common stock, no par value; 500,000,000 shares authorized; 79,340,992
and 71,510,628 shares issued and outstanding, respectively	14,366,102	10,212,723
Accumulated deficit	(13,352,095)	(8,764,248)

Total Stockholders' Equity	1,014,007	1,448,475

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,360,824	$2,765,924

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

SMART ENERGY SOLUTIONS, INC.
Statements of Cash Flows
(Unaudited)

	For the Six
	Months Ended
	June 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(4,587,847)	$(2,008,765)
Adjustments to reconcile net loss to
net cash used by operating activities:
Warrants and options issued for services	1,044,589	955,889
Common stock issued for services	1,643,873	275,232
Amortization of debt discount	184,451	-
Depreciation and amortization	94,049	11,017
Deferred loan fees	-	(89,316)
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	144,587	(24,908)
(Increase) decrease in accounts receivable	845,557	(261,472)
(Increase) in inventory	(716,869)	(117,282)
Increase (decrease) in accounts payable and
and accrued expenses	(83,659)	(164,774)

Net Cash Used by Operating Activities	(1,431,269)	(1,424,379)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of equipment	(2,000)	(16,292)

Net Cash Used by Investing Activities	(2,000)	(16,292)

CASH FLOWS FROM FINIANCING ACTIVITIES

Borrowings of notes payable	-	1,000,000
Repayment of bank overdraft	(71,424)	-
Common stock issued for cash	1,464,917	590,000

Net Cash Provided by Financing Activities	1,393,493	1,590,000

NET INCREASE (DECREASE) IN CASH	(39,776)	149,329

CASH AT BEGINNING OF PERIOD	963,627	939,545

CASH AT END OF PERIOD	$923,851	$1,088,874

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

SMART ENERGY SOLUTIONS, INC.

Dated: September 17, 2007	By:	/s/ Peter Mateja
	Name:	Peter Mateja
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Dated: September 17, 2007	By:	/s/ Edward Braniff
	Name:	Edward Braniff
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)