Form 10KSB/A
period 2006-12-31
Smart Energy Solutions, Inc.
filed 2007-10-31
CIK 1086082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

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

The issuer’s revenues for its most recent fiscal year were $1,818,973.

Based on the closing sales price of the Common Stock on October 29, 2007, the aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of October 29, 2007 (a date within the past 60 days) was $27,250,367.

The number of shares outstanding of the issuer’s class of common stock outstanding as of October 29, 2007 was 79,510,992.

Documents Incorporated By Reference:     None

Transitional Small Business Issuer Disclosure Format (check one): Yes ☐ No ☒.

Explanatory Note — Restatement of Consolidated Financial Statements

We are filing this Amendment No. 1 to our Annual Report on Form 10-KSB for the year ended December 31, 2006 (the “2006 Annual Report”) as our auditors have informed us that the 2006 Annual Report contained an earlier draft of our consolidated financial statements for the year ended December 31, 2006 and not the final version of these statements. For convenience and ease of reference, we are filing only the final version of our consolidated financial statements and footnotes to the 2006 Annual Report. Accordingly, this Amendment No. 1 should be read in conjunction with the 2006 Annual Report filed with the SEC on April 13, 2007 and with our subsequent filings with the SEC. This Amendment No. 1 speaks as of the original filing date of the 2006 Annual Report and does not reflect events occurring after such filing date or modify or update the disclosures therein in any way other than as required to reflect the amendment described herein.

Item 7.  Financial Statements

SMART ENERGY SOLUTIONS, INC.
(formerly Datigen.com, Inc.)
FINANCIAL STATEMENTS

December 31, 2006 and 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Shareholders
Smart Energy Solutions, Inc.
Pompton Plains, New Jersey

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Smart Energy Solutions, Inc. (formerly Datigen.com, Inc.) as of December 31, 2006 and the results of their operations and their cash flows for the years ended December 31, 2006 and 2005 in conformity with accounting principles generally accepted in the United States.

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

Chisholm, Bierwolf & Nilson, LLC
Bountiful, Utah
March 9, 2007

SMART ENERGY SOLUTIONS, INC.
(formerly Datigen.com, Inc.)
Balance Sheet
ASSETS
December 31,
2006
CURRENT ASSETS

Cash	$963,627
Accounts receivable, net	1,230,588
Inventory	213,441
Prepaid expenses	154,709

Total Current Assets	2,562,365

PROPERTY AND EQUIPMENT, net	54,796

OTHER ASSETS

Deferred loan fees, net	81,378
Trademark, net	1,001
Deposits	32,513
Battery Brain technology, net	33,871

Total Other Assets	148,763

TOTAL ASSETS	$2,765,924

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable and accrued expenses	$309,924
Bank overdraft	71,424
Convertible debt, net	936,101

Total Current Liabilities	1,317,449

Total Liabilities	1,317,449

COMMITMENTS

STOCKHOLDERS’ EQUITY

Preferred stock: no par value; 1,000,000 shares
authorized; none outstanding	-
Common stock: no par value; authorized 500,000,000
shares; 71,510,628 shares issued and outstanding	10,212,723
Accumulated deficit	(8,764,248)

Total Stockholders’ Equity	1,448,475

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,765,924

The accompanying notes are an integral part of these financial statements.

SMART ENERGY SOLUTIONS, INC.
(formerly Datigen.com, Inc.)
Statements of Operations

	For the Years Ended
	December 31,
	2006	2005

REVENUES	$1,818,973	$151,257

COST OF SALES	1,184,889	78,167

GROSS MARGIN	634,084	73,090

OPERATING EXPENSES

General and administrative	1,520,223	615,441
Marketing and advertising	437,125	546,107
Professional fees	150,345	131,262
Consulting fees	3,517,992	1,178,791

TOTAL OPERATING EXPENSES	5,625,685	2,471,601

LOSS FROM OPERATIONS	(4,991,601)	(2,398,511)

OTHER INCOME (EXPENSES)
Interest income	19,315	1,815
Interest expense	(356,210)	(122,881)

TOTAL OTHER INCOME (EXPENSES)	(336,895)	(121,066)

LOSS BEFORE INCOME TAXES	(5,328,496)	(2,519,577)

INCOME TAX EXPENSE	-	-

NET LOSS	$(5,328,496)	$(2,519,577)

BASIC AND DILUTED LOSS
PER COMMON SHARE	$(0.08)	$(0.05)

BASIC AND DILUTED WEIGHTED AVERAGE
NUMBER OF SHARES OUTSTANDING	67,453,046	53,968,475

The accompanying notes are an integral part of these financial statements.

SMART ENERGY SOLUTIONS, INC.
(formerly Datigen.com, Inc.)
Statements of Stockholders’ Equity

	Common Stock		Accumulated
	Shares	Amount	Deficit	Total

Balance, December 31, 2004	36,517,856	$1,092,782	$(916,175)	$176,607

Common stock issued for cash	25,591,749	2,610,600	-	2,610,600

Common stock issued for services	1,170,000	234,000	-	234,000

Valuation of options and warrants	-	435,665	-	435,665

Net loss for the year ended
December 31, 2005	-	-	(2,519,577)	(2,519,577)

Balance, December 31, 2005	63,279,605	4,373,047	(3,435,752)	937,295

Common stock issued for cash	5,959,845	1,889,416	-	1,889,416

Common stock issued for services	1,742,607	1,001,220	-	1,001,220

Common stock issued for
exercise of warrants	200,000	90,000	-	90,000

Common stock issued for
loan fees	328,571	157,714	-	157,714

Valuation of warrants and options	-	1,963,521	-	1,963,521

Value attributable to beneficial conversion
feature of convertible debt	-	737,805	-	737,805

Net loss for the year ended
December 31, 2006	-	-	(5,328,496)	(5,328,496)

Balance, December 31, 2006	71,510,628	$10,212,723	$(8,764,248)	$1,448,475

The accompanying notes are an integral part of these financial statements.

SMART ENERGY SOLUTIONS, INC.
(formerly Datigen.com, Inc.)
Statements of Cash Flows

	For the Years Ended December 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(5,328,496	$(2,519,577)
Adjustments to reconcile net loss to net cash used
by operating activities:
Depreciation and amortization	149,178	68,113
Warrants and options issued for services	1,963,521	435,665
Common stock issued for services	1,001,220	234,000
Accretion of discount on convertible notes payable	173,906	-
Changes in operating assets and liabilities:
(Increase) Decrease in accounts receivable	(1,214,905)	(15,683)
(Increase) Decrease in inventory	(18,787)	(126,763)
(Increase) Decrease in prepaid expenses and deposits	(157,929)	(23,293)
Increase (Decrease) in accounts payable, bank overdraft
and accrued expenses	49,088	330,735

Net Cash Provided in Operating Activities	(3,383,204)	(1,616,803)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of intangible assets	-	(7,359)
Purchases of property and equipment	(22,130)	(105,025)

Net Cash Used in Investing Activities	(22,130)	(112,384)

CASH FLOWS FROM FINANCING ACTIVITIES

Loan fees paid	(50,000)	-
Proceeds from exercise of common stock warrants	90,000	-
Proceeds from convertible notes payable	1,500,000	-
Proceeds from issuance of common stock	1,889,416	2,610,600

Net Cash Provided by Financing Activities	3,429,416	2,610,600

NET INCREASE (DECREASE) IN CASH	24,082	881,413

CASH AT BEGINNING OF YEAR	939,545	58,132

CASH AT END OF YEAR	$963,627	$939,545

The accompanying notes are an integral part of these financial statements.

SMART ENERGY SOLUTIONS, INC.
(formerly Datigen.com, Inc.)
Statements of Cash Flows

	For the Years Ended December 31,
	2006	2005

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION

Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-

NON-CASH FINANCING AND INVESTING
ACTIVITIES:

Common stock issued for services	$1,001,220	$234,000
Warrants and options issued for services	$1,963,521	$435,665
Common stock issued for loan fees	$157,714	$-

The accompanying notes are an integral part of these financial statements.

SMART ENERGY SOLUTIONS, INC.
(formerly Datigen.com, Inc.)
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

Nature of Operations - Smart Energy Solutions, Inc., was incorporated in the State of Utah on February 10, 1999, for the purpose of developing and marketing various Internet and Internet-related products and services. On March 23, 2005, the Company purchased inventory, manufacturing molds and technology from Purisys, Inc. whereby it became a producer of an electronic control for vehicle batteries, known as the “Battery Brain”, which is intended to keep the batteries from discharging to the point that the vehicle can not be started. It is also intended to prevent the vehicle from being started without using the ignition system by what it commonly known as hot wiring. The Company has been selling the Battery Brain from that date on a wholesale basis through distributors and a retail basis over the internet. A special meeting of the shareholders of the Company was held on August 22, 2005. At the Meeting, the shareholders approved the change of the Company’s state of incorporation from Utah to Nevada by the merger of the Company with and into its wholly owned subsidiary, Smart Energy Solutions, Inc., a Nevada corporation. The shareholders also authorized the differences between the Articles of Incorporation of Smart Energy Solutions, Inc. and the Certificate of Incorporation of the Company, including changing the Company's name from Datigen.com, Inc. to Smart Energy Solutions, Inc., increasing the number of shares of the authorized common stock of the Company from 50,000,000 to 500,000,000 shares of common stock and authorization of a class of 1,000,000 million shares of preferred stock.

Share-Based Payments-The Company has adopted the fair value based method of accounting for stock-based employee compensation in accordance with Statement of Financial Accounting Standards Number 123 (REVISED 2004), "Share-Based Payment" (SFAS 123[R]). In accordance with SFAS 123[R], option expense of $1,963,521 and $435,665 was recognized for the years ended December 31, 2006 and 2005, respectively. The expense was calculated using the Black-Scholes valuation model.

Fair Value of Financial Instruments - The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximates fair value due to the short-term maturity of these instruments. The carrying value of notes payable approximates fair value because negotiated terms and conditions are consistent with current market rates as of December 31, 2006 and 2005.

Cash and Cash Equivalents-For purposes of financial statement presentation, the Company considers all highly liquid investments with a maturity of three months or less, from the date of purchase, to be cash equivalents.

SMART ENERGY SOLUTIONS, INC.
(formerly Datigen.com, Inc.)
Notes to the Financial Statements
December 31, 2006 and 2005

NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentration of Credit Risk - Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash and trade receivables. Concentrations of credit risk with respect to trade receivables are limited due to the clients that comprise our customer base and their dispersion across different business and geographic areas. We estimate and maintain an allowance for potentially uncollectible accounts and such estimates have historically been within management's expectations. Our cash balances are maintained in accounts held by major banks and financial institutions located in the United States. The Company occasionally maintains amounts on deposit with a financial institution that are in excess of the federally insured limit of $100,000. Statement of Financial Accounting Standards No. 105 identifies this as a concentration of credit risk requiring disclosure, regardless of the degree of risk. The risk is managed by maintaining all deposits in high quality financial institutions. Amounts in excess of federally insured limits totaled approximately $864,000 at December 31, 2006.

During the year ended December 31, 2006, the Company had one customer that accounted for approximately 39% of its revenues.

Basic Loss Per Share - The computation of basic and diluted loss per common share is based on the weighted average number of shares outstanding during each period.

	December 31,
	2006	2005

NET LOSS	$(5,328,496)	$(2,519,577)

BASIC LOSS PER COMMON SHARE	$(0.08)	$(0.05)
BASIC WEIGHTED AVERAGE
NUMBER OF SHARES OUTSTANDING	67,453,046	53,968,475

The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus the common stock equivalents which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the year. Common stock equivalents, consisting of 10,223,665 in options and 16,850,518 in warrants were considered but were not included in the computation of loss per share at December 31, 2006 and 2005 because they would have been anti-dilutive.

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

SMART ENERGY SOLUTIONS, INC.
(formerly Datigen.com, Inc.)
Notes to the Financial Statements
December 31, 2006 and 2005

NOTE 1 -	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition- The Company applies the provisions of SEC Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements" ("SAB 104"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 104 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. In general, the Company recognizes revenue related to goods and services provided when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the fee is fixed or determinable, and (iv) collectibility is reasonably assured.

The Company's revenues are generated from sale of products. Revenues from the sale of products are generally recognized upon shipment of product, which corresponds with the transfer of title. The costs of shipping are typically billed to the customer upon shipment and are included in cost of sales.

Research and Development-The Company follows the policy of expensing its research and development costs in the period in which they are incurred in accordance with SFAS No. 2, “Accounting for Research and Development Costs”. The Company incurred research and development expenses of approximately $128,296 and $-0- during the years ended December 31, 2006 and 2005, respectively.

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

Income Taxes- The Company has adopted FASB 109 to account for income taxes. The Company currently has no issues which create timing differences that would mandate deferred tax expense. Net operating losses would create possible tax assets in future years, but due to the uncertainty as to the utilization of net operating loss carry forwards, a valuation allowance has been made to the extent of any tax benefit that net operating losses may generate.

SMART ENERGY SOLUTIONS, INC.
(formerly Datigen.com, Inc.)
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

Intangible Assets- Intangible assets consist of technology and trademark costs. Technology costs are acquisition costs. Trademark costs are costs incurred to develop and file trademark applications. If the technology is purchased or the trademarks are approved, the costs are amortized using the straight-line method over the estimated lives of 5 years for technology and 5 years for trademarks. Unsuccessful trademark application costs are expensed at the time the application is denied. Management assesses the carrying values of long-lived assets for impairment when circumstances warrant such a review. In performing this assessment, management considers current market analysis and appraisal of the technology, along with estimates of future cash flows. The Company recognizes impairment losses when undiscounted cash flows estimated to be generated from long-lived assets are less than the amount of unamortized assets.

SMART ENERGY SOLUTIONS, INC.
(formerly Datigen.com, Inc.)
Notes to the Financial Statements
December 31, 2006 and 2005

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

On March 23, 2005, the Company purchased the technology to its Battery Brain product for $52,109. The technology is being amortized over a period of 5 years. Costs associated with the trademark on the Battery Brain product of $1,431 are also capitalized. Trademarks that are pending or are being developed are not being amortized.

Future Amortization of these Costs is as follows:
2007     $10,787
2008     $10,787
2009     $10,787
2010     $ 2,510

Amortization expense for the years ended December 31, 2006 and 2005 was $10,707 and $7,959, respectively. The Company has recorded no impairment of its intangible assets in 2006 or 2005.

Property and Equipment-The Company’s property and equipment are comprised of the following December 31, 2006:

Office equipment	$35,853
Trade show booth	4,650
Molds	22,500
Leasehold improvements	9,665
Accumulated depreciation	(17,872)

Net Property and Equipment	$54,796

The equipment is depreciated over its estimated useful life of 5 years under the straight-line method. Leasehold improvements are depreciated over the lesser of the lease term or the useful life of the asset. Depreciation expense for the years ended December 31, 2006 and 2005 was $12,134 and $11,279, respectively. During the year ended December 31, 2005, the Company determined that molds with a depreciated book value of $48,946 were no longer usable accordingly it recorded an impairment of the full amount.

Beneficial Conversion Feature-The Company has adopted Emerging Issues Task Force ("EITF") Issue No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," and EITF Issue No. 00-27, "Application of EITF Issue No. 98-5 to Certain Convertible Instruments." The Company incurred debt with a conversion feature that provides for a rate of conversion that is below market value. This feature is recorded by the Company as a beneficial conversion feature pursuant to EITF Issues No. 98-5 and 00-27. Expense recorded on the Company's financial statements during the years ended December 31, 2006 and 2005 as a result of adoption of EITF issues No. 98-5 and 00-27 totaled $173,906 and $0, respectively.

SMART ENERGY SOLUTIONS, INC.
(formerly Datigen.com, Inc.)
Notes to the Financial Statements
December 31, 2006 and 2005

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements-In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132R" ("SFAS 158"). SFAS 158 requires employers that sponsor defined benefit pension and postretirement plans to recognize previously unrecognized actuarial losses and prior service costs in the statement of financial position and to recognize future changes in these amounts in the year in which changes occur through comprehensive income. As a result, the statement of financial position will reflect funded status of those plans as an asset or liability. Additionally, employers are required to measure the funded status of a plan as of the date of their year-end statements of financial position and provide additional disclosures. SFAS 158 is effective for financial statements issued for fiscal years ending after December 15, 2006 for companies whose securities are publicly traded. The Company does not expect the adoption of SFAS 158 to have a significant effect on its financial position or results of operation.

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

SMART ENERGY SOLUTIONS, INC.
(formerly Datigen.com, Inc.)
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

In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140" ("SFAS 155"), to (a) permit fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (b)clarify which interest-only strip and principal-only strip are not subject to the requirements of Statement 133, (c) establish a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (d) clarify that concentrations of credit risk in the form of subordination are not embedded derivatives, and (e)amend Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for financial statements for fiscal years beginning after September 15, 2006. Earlier adoption of SFAS 155 is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued any financial statements for that fiscal year. Management believes SFAS 155 will have no impact on the financial statements of the Company once adopted.

In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections - a Replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS 154"), to change financial reporting requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principles and it also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. The adoption of SFAS 154 is not expected to have a material impact on the Company's financial statements.

SMART ENERGY SOLUTIONS, INC.
(formerly Datigen.com, Inc.)
Notes to the Financial Statements
December 31, 2006 and 2005

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Advertising and Marketing-The Company expenses advertising costs in the period in which they are incurred. Advertising and marketing expense was $437,125 and $546,107 for the years ended December 31, 2006 and 2005, respectively.

Deferred Loan Fees-In connection with the $1,500,000 of convertible debt issued by the Company during 2006, the Company paid loan fees of $50,000 in cash and issued $157,714 in shares of its common stock. The loan fees are being amortized over the one year term of the convertible debt. The Company recorded amortization expense of $126,336 during the year ended December 31, 2006, leaving a net asset of $81,378.

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

NOTE 3- CAPITAL STRUCTURE

The Company has 1,000,000 shares of preferred stock authorized with no par value. No preferred shares are issued and outstanding at December 31, 2006 and 2005. The rights and preferences of the preferred stock will be determined by the board of directors at the time of issuance.

The Company has 500,000,000 shares of common stock authorized with no par value. All common shares are entitled to one vote per share in all matters submitted to the shareholders.

During the year ended December 31, 2006, the Company issued 200,000 shares of its common stock to an unrelated investor for an aggregate cash inflow of $90,000 upon the exercise of their warrants at $0.45 per share. The Company also issued

SMART ENERGY SOLUTIONS, INC.
(formerly Datigen.com, Inc.)
Notes to the Financial Statements
December 31, 2006 and 2005

NOTE 3- CAPITAL STRUCTURE (Continued)

2,279,291 shares for cash at $0.35 per share, 125,000 shares for cash at $0.20 per share and 3,555,554 shares for cash at $0.30 per share for an aggregate cash inflow of $1,889,416.

During January 2006, the Company issued 620,000 shares of common stock at $0.81 per share for services rendered for a total value of $502,200. During May 2006, the Company issued 105,000 shares of common stock for services rendered at $0.65 per share for a value of $68,250 and 36,000 shares of common stock at $0.57 for a value of $20,520.During June 2006, the Company issued 5,000 shares of common stock for services at $0.46 per share rendered for a value of $2,300, 508,750 shares at $0.48 for a value of $244,200. During July 2006, the Company issued 328,571 shares as loan fees at $0.40 per share for a value of $157,714. In November 2006, the Company issued 267,857 shares of common stock at $0.35 per share for services rendered for a value of $93,750. In December 2006, the Company issued 200,000 shares of common stock for services at $0.35 per share for a value of $70,000.

All valuations of common stock issued for services were based upon value of the services rendered, which did not differ materially from the fair value of the Company’s common stock during the period the services were rendered.

NOTE 4-  CONVERTIBLE DEBT

During 2006, the Company raised $1,000,000 through the issuance of 15% unsecured convertible debt and $500,000 from the issuance of 12% unsecured convertible debt. The debt with the accrued interest is due, by extension, on September 8, 2008. The Company was unable to repay the debt on the original due date, accordingly the holders thereof have the right to convert the debt to equity.

Per the convertible debt agreement the conversion price is to be calculated by dividing the amount of outstanding principal and interest that the holder elects to convert by the average of the conversion price. The conversion price is 95% of the average of the last bid and ask price of the common stock as quoted on the Over-the-Counter Bulletin Board or such other exchange where the common stock is quoted or listed for the five trading days ending the day prior to the Company's receipt of the holders' written notice of election to convert. Since the convertible debt can be converted at anytime from the signing of the agreement forward, the closing prices of the five trading days prior to May 24, 2006 were used for the calculation of beneficial conversion feature.

The value of the beneficial conversion feature was determined using the Black-Scholes pricing model and the following assumptions were used: expected term of 2 years, a risk free interest rate of 4.83% to 4.99%, a dividend yield of 0% and volatility of 88% to 100%. The amount recorded as a discount to the convertible debt was $737,805. The discount is being amortized over the 2 year term of the convertible debt, accordingly, the Company recorded $173,906 in expense for the accretion of the discount during the year ended December 31, 2006. The Company has accrued $119,384 in interest payable on the convertible debt as of December 31, 2006.

SMART ENERGY SOLUTIONS, INC.
(formerly Datigen.com, Inc.)
Notes to the Financial Statements
December 31, 2006 and 2005

NOTE 4-  CONVERTIBLE DEBT (Continued)

A summary of the Secured Convertible Notes at December 31, 2006:

Convertible secured notes: 15% per annum
due September 8, 2008	$1,000,000
Convertible secured notes: 12% per annum
due September 8, 2008	500,000
Discount on debt, net of accumulated
amortization of $447,939	(563,899)

Net convertible secured debentures	$936,101

NOTE 5- COMMON STOCK PURCHASE WARRANTS AND OPTIONS

Warrants

On January 1, 2005, the Company authorized the sale of its units. Each unit consisted of one share of common stock and a Class A warrant to purchase one share of common stock at $0.45 (exercisable for 1 year) and a Class B warrant to purchase one share at $0.75 (exercisable for 3 years).

The estimated value of the compensatory warrants (using a $0.20 valuation based upon a valuation date of January 1, 2005) granted to non-employees in exchange for services and financing expenses was determined using the Black-Scholes pricing model and the following assumptions: expected term of 1 to 3 years, a risk free interest rate of 3.50%, a dividend yield of 0% and volatility of 21.68% in 2005 and 92%-98% for the valuation of warrants in 2006. The amount of the expense charged to operations for compensatory warrants granted in exchange for services was $348,437 and $122,881 during the years ended December 31, 2006 and 2005, respectively.

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company. These warrants were granted in lieu of cash compensation for services performed or financing expenses.

	Warrants Outstanding			Warrants Exercisable

Year	Exercise Price	Number shares outstanding	Weighed Average Contractual Life (Years)	Number Exercisable	Weighted Average Exercise Price
2005	$0.75	13,740,000	2	13,740,000	$0.75
2006	$0.75	125,000	2.5	125,000	$0.03
2006	$0.45	1,693,852.92		1,693,852	$0.245
2006	$0.45	1,166,666	1	1,166,666	$0.169
2006	$0.45	125,000.5		125,000	$0.018

SMART ENERGY SOLUTIONS, INC.
(formerly Datigen.com, Inc.)
Notes to the Financial Statements
December 31, 2006 and 2005

NOTE 5- COMMON STOCK PURCHASE WARRANTS AND OPTIONS (Continued)

Transactions involving the Company’s warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding as of January 1, 2005	-	-

Granted	27,480,000	$0.60
Exercised
Cancelled
Outstanding at December 31, 2005	27,480,000	0.60

Granted	3,110,518	0.46
Exercised	(200,000)	0.45
Cancelled	(13,540,000)	0.45
Outstanding at December 31, 2006	16,850,518	$0.70

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

During the year ended December 31, 2005, the estimated value of the compensatory common stock purchase options granted to non-employees in exchange for services and financing expenses was determined using the Black-Scholes pricing model and the following assumptions: expected term of 1 to 3 years, a risk free interest rate of 3.50% to 4.55%, a dividend yield of 0% and volatility of 22% to 98%. The amount of the expense charged to operations for compensatory options and warrants granted in exchange for services was $312,784.

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

SMART ENERGY SOLUTIONS, INC.
(formerly Datigen.com, Inc.)
Notes to the Financial Statements
December 31, 2006 and 2005

NOTE 5- COMMON STOCK PURCHASE WARRANTS AND OPTIONS (Continued)

	Number of Shares	Weighted Average Exercise Price
Outstanding as of January 1, 2005	-	-

Granted	8,030,000	$0.09
Exercised	-	-
Cancelled	-	-
Outstanding at December 31, 2005	8,030,000	0.09

Granted	2,193,665	0.39
Exercised	-	-
Cancelled	-	-
Outstanding at December 31, 2006	10,223,665	$0.15

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company. These options were granted in lieu of cash compensation for services performed or financing expenses.

	Options Outstanding			Options Exercisable

Year	Exercise Price	Number shares outstanding	Weighed Average Contractual Life (Years)	Number Exercisable	Weighted Average Exercise Price
2005	$0.15	4,380,000	3	1,460,000	$0.15
2005	$0.00	2,650,000	3	883,333	$0.00
2005	$0.05	1,000,000	5	333,333	$0.05
2006	$0.15	242,000	1	242,000	$0.15
2006	$0.45	1,361,665	5	113,472	$0.45
2006	$0.35	540,000	3	135,000	$0.35
2006	$0.30	50,000	5	50,000	$0.30

NOTE 6-	COMMITMENTS AND CONTINGENCIES

The Company has entered into a one year lease for its office which expires in January of 2007. Future lease commitments are $3,000 for 2007. The Company incurred rent expense of $36,000 and $27,000 in 2006 and 2005, respectively.

NOTE 6-	SUBSEQUENT EVENT

Subsequent to December 31, 2006, the Company completed an offering of 4,777,781 shares of its common stock at $0.30 per share for total proceeds of $1,433,332.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMART ENERGY SOLUTIONS, INC., INC.

Dated: October 30, 2007	By:	/s/ Peter Mateja
Name: Peter Mateja
Title: Chief Executive Officer and Director

Dated: October 30, 2007	By:	/s/ Edward Braniff
Name: Edward Braniff
Title: Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Pete Mateja Pete Mateja	Chief Executive Officer and Director	October 30, 2007

/s/ Edward Braniff Edward Braniff	Chief Financial Officer	October 30, 2007

/s/ Aharon Y. Levinas Aharon Y. Levinas	Chief Technology Officer and Director	October 30, 2007

/s/ Tamir Levinas Tamir Levinas	Director	October 30, 2007

/s/ Joseph Bahat Joseph Bahat	Chairman and Director	October 30, 2007

/s/ Michael Ben-Ari Michael Ben-Ari	Director	October 30, 2007

/s/ Jacob Enoch Jacob Enoch	Director	October 30, 2007