Form 10QSB
period 2007-09-30
Smart Energy Solutions, Inc.
filed 2007-11-13
CIK 1086082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2007

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
YES ☐ NO ☒

The number of shares of common stock outstanding as of November 13, 2007 was 81,825,742 shares of common stock.

Transitional Small Business Format  YES ☐ NO ☒

PART I.
FINANCIAL INFORMATION

Item 1. Financial Statements.

SMART ENERGY SOLUTIONS, INC.
Balance Sheets

	September 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
CURRENT ASSETS

Cash	$551,713	$963,627
Accounts receivable, net	443,754	1,230,588
Inventory	1,002,229	213,441
Prepaid expenses	10,485	154,709

Total Current Assets	2,008,181	2,562,365

PROPERTY AND EQUIPMENT, net	45,795	54,796

OTHER ASSETS
Deferred loan fees, net	-	81,378
Trademark, net	787	1,001
Deposits	37,313	32,513
Battery Brain technology, net	26,054	33,871

Total Other Assets	64,154	148,763

TOTAL ASSETS	$2,118,130	$2,765,924

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable and accrued expenses	$388,046	$309,924
Bank overdraft	-	71,424
Convertible debt, net of discount of $287,222 and $563,899, respectively	1,212,778	936,101

Total Current Liabilities	1,600,824	1,317,449

TOTAL LIABILITIES	1,600,824	1,317,449

COMMITMENTS	-	-
STOCKHOLDERS' EQUITY

Preferred stock:no par value;1,000,000 shares
authorized; none outstanding
Common stock, no par value; 500,000,000 shares authorized; 80,936,992
and 71,510,628 shares issued and outstanding, respectively	15,575,350	10,212,723
Accumulated deficit	(15,058,044)	(8,764,248)

Total Stockholders' Equity	517,306	1,448,475

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,118,130	$2,765,924

The accompanying notes are an integral part of these condensed financial statements.

SMART ENERGY SOLUTIONS, INC.
Statements of Operations
(Unaudited)

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

REVENUES	$258,475	$289,067	$1,086,311	$763,696

COST OF GOODS SOLD	144,780	127,272	610,479	388,619

GROSS PROFIT	113,695	161,795	475,832	375,077

OPERATING EXPENSES

General and administrative	618,095	182,945	2,105,141	1,099,711
Marketing and advertising	49,624	107,702	298,311	304,878
Consultation fees	1,014,879	864,653	3,964,760	1,979,156

Total Operating Expenses	1,682,598	1,155,300	6,368,212	3,383,745

LOSS FROM OPERATIONS	(1,568,903)	(993,505)	(5,892,380)	(3,008,668)

OTHER INCOME (EXPENSES)
Interest expense	(144,726)	-	(434,177)	-
Interest income	7,680	7,444	32,761	13,842

Total Other Income (Expenses)	(137,046)	7,444	(401,416)	13,842

NET LOSS BEFORE INCOME TAXES	(1,705,949)	(986,061)	(6,293,796)	(2,994,826)

INCOME TAX EXPENSE	-	-	-	-

NET LOSS	$(1,705,949)	$(986,061)	$(6,293,796)	$(2,994,826)

BASIC LOSS PER SHARE	$(0.02)	$(0.02)	$(0.08)	$(0.05)

BASIC WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	79,546,285	65,658,945	77,705,925	64,673,615

The accompanying notes are an integral part of these condensed financial statements.

SMART ENERGY SOLUTIONS, INC.
Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended September 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(6,293,796)	$(2,994,826)
Adjustments to reconcile net loss to
net cash used by operating activities:
Warrants and options issued for services	1,524,272	1,383,078
Beneficial conversion feature	-	275,232
Common stock issued for services	2,057,688	-
Amortization of debt discount	276,677	-
Depreciation and amortization	100,410	17,067
Deferred loan fees	-	(64,384)
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	139,424	(9,962)
(Increase) decrease in accounts receivable	786,834	(427,939)
(Increase) in inventory	(788,788)	(447,321)
Increase (decrease) in accounts payable and
and accrued expenses	78,122	(151,030)

Net Cash Used by Operating Activities	(2,119,157)	(2,420,085)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of equipment	(2,000)	(23,741)

Net Cash Used by Investing Activities	(2,000)	(23,741)

CASH FLOWS FROM FINIANCING ACTIVITIES

Borrowings of notes payable	-	1,500,000
Repayment of bank overdraft	(71,424)	-
Common stock issued for cash	1,780,667	815,000

Net Cash Provided by Financing Activities	1,709,243	2,315,000

NET INCREASE (DECREASE) IN CASH	(411,914)	(128,826)

CASH AT BEGINNING OF PERIOD	963,627	939,545

CASH AT END OF PERIOD	$551,713	$810,719

The accompanying notes are an integral part of these condensed financial statements.

SMART ENERGY SOLUTIONS, INC.
Statements of Cash Flows (Continued)
(Unaudited)

	For the Nine Months Ended September 30,
	2007	2006

SUPPLIMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

Warrants and options issued for services	$1,524,272	$1,383,078
Common stock issued for services	$2,057,688	$-

Cash Paid for:
Interest	$210,000	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

SMART ENERGY SOLUTIONS, INC.
Notes to the Condensed Financial Statements
September 30, 2007 and December 31, 2006

NOTE 1 -  CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2007, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2006 audited financial statements. The results of operations for the periods ended September 30, 2007 and 2006 are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. Historically, the Company has incurred significant annual losses, which have resulted in an accumulated deficit of $15,058,044 at September 30, 2007 which raises substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company increasing sales to the point it becomes profitable. The Company may need to raise additional capital for marketing to increase its sales. If the Company is unable to increase sales sufficiently or obtain adequate capital, it could be forced to cease operation. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

Management plans to increase sales by increasing its marketing program and to obtain additional capital from the private placement of shares of its common stock. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

NOTE 3 - EQUITY ACTIVITY

During the nine months ended September 30, 2007, the Company issued 4,777,781 shares of its common stock at $0.30 per share and warrants to purchase an additional 2,695,004 shares of common stock at $0.45 per share to unrelated investors for an aggregate cash inflow of $1,433,332. During the period the Company issued 750,000 shares at $0.40 per share for $300,000. During the nine months ended September 30, 2007 the Company recorded an expense of $1,524,272 for the value of the options and warrants as computed using the Black-Scholes model. The Company also issued 233,250 shares upon the exercise of options by a consultants for cash of $47,335.

SMART ENERGY SOLUTIONS, INC.
Notes to the Condensed Financial Statements
September 30, 2007 and December 31, 2006

NOTE 3 - EQUITY ACTIVITY (Continued)

During the same period, the Company issued 3,665,333 shares of common stock at prices ranging from $0.51 to $0.59 per share for services rendered during the period for a total value of $2,057,688.

NOTE 4 - BASIC LOSS PER SHARE

The computation of basic and diluted loss per common share is based on the weighted average number of shares outstanding during each period.

	September 30,
	2007	2006

NET LOSS	$(6,293,796)	$(2,994,826)

BASIC LOSS PER COMMON SHARE	$(0.08)	$(0.05)

BASIC WEIGHTED AVERAGE
NUMBER OF SHARES OUTSTANDING	77,705,925	64,673,615

The computation of loss per common share is based on the weighted average number of shares outstanding during the year plus the common stock equivalents which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the year. Common stock equivalents, consisting of 10,868,665 in options and 20,295,522 in warrants were considered but were not included in the computation of loss per share at September 30, 2007 and 2006 because they would have been anti-dilutive.

NOTE 5- COMMON STOCK PURCHASE WARRANTS AND OPTIONS

Warrants

On January 1, 2005, the Company authorized the sale of its units. Each unit consisted of one share of common stock and a Class A warrant to purchase one share of common stock at $0.45 (exercisable for 1 year) and a Class B warrant to purchase one share at $0.75 (exercisable for 3 years).

The estimated value of the compensatory warrants (using a $0.20 valuation based upon a valuation date of January 1, 2005) granted to non-employees in exchange for services and financing expenses was determined using the Black-Scholes pricing model and the following assumptions: expected term of 1 to 3 years, a risk free interest rate of 3.50%, a dividend yield of 0% and volatility of 21.68% in 2005 and 63%-98% for the valuation of warrants in 2006. The amount of the expense charged to operations for compensatory warrants granted in exchange for services was $1,150,312 and $366,262 during the year ended December 31, 2006 and the nine months ended September 30, 2007, respectively.

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company.

SMART ENERGY SOLUTIONS, INC.
Notes to the Condensed Financial Statements
September 30, 2007 and December 31, 2006

NOTE 5- COMMON STOCK PURCHASE WARRANTS AND OPTIONS (Continued)

These warrants were granted in lieu of cash compensation for services performed or financing expenses.

	Warrants Outstanding			Warrants Exercisable
Year	Exercise Price	Number shares outstanding	Weighed Average Contractual Life (Years)	Number Exercisable	Weighted Average Exercise Price
2005	$0.75	13,740,000	1.75	13,740,000	$0.75
2006	$0.75	125,000	2.25	125,000	$0.75
2006	$0.45	1,693,852.67		1,693,852	$0.45
2006	$0.45	1,166,666.75		1,166,666	$0.45
2006	$0.45	125,000.25		125,000	$0.45
2007	$0.45	2,695,004.92		2,695,004	$0.45
2007	$0.75	750,000.92		750,000	$0.75

Transactions involving the Company’s warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2006	27,480,000	$0.60

Granted	3,110,518	0.46
Exercised	(200,000)	0.45
Cancelled	(13,540,000)	0.45
Outstanding at December 31, 2006	16,850,518	0.70
Exercisable at December 31, 2006	16,850,518	0.70
Granted	3,445,004	0.52
Exercised		-
Cancelled	-	-
Outstanding at September 30, 2007	20,295,522	$0.67
Exercisable at September 30, 2007	20,295,522	$0.67

Options

The Company has granted common stock purchase options to certain of its employees, directors and consultants. The options vest according to the terms of the employment contracts with the employees and consulting agreements with directors and consultants (usually 1 to 3 years). The option price is also determined in accordance with the terms of the contracts (between $0.00 to $1.00 per share).

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
September 30, 2007 and December 31, 2006

NOTE 5- COMMON STOCK PURCHASE WARRANTS AND OPTIONS (Continued)

The Company has granted common stock purchase options to certain of its employees and consultants. The options vest according to the terms of the contracts with the employees and consultants (usually 1 to 3 years). The option price is also determined in accordance with the terms of the contracts (usually $0.00 to $0.45 per share). During the nine months ended September 30, 2007 the Company recorded an expense of $1,158,010 for the value of the options granted as computed using the Black-Scholes model.

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to employees and non-employees of the Company. These options were granted in lieu of cash compensation for services performed.

	Number of Shares	Weighted Average Exercise Price
Outstanding as of January 1, 2006	8,030,000	$0.09

Granted	2,031,165	0.39
Exercised	-	-
Cancelled	-	-
Outstanding at December 31, 2006	10,061,165	0.15
Exercisable at December 31, 2006	3,217,138	0.15
Granted	1,230,000	0.43
Exercised	(233,750)	0.21
Cancelled	(188,750)	0.81
Outstanding at September 30, 2007	10,868,665	$0.18
Exercisable at September 30, 2007	6,275,459	$0.18

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company. These options were granted in lieu of cash compensation for services performed or financing expenses.

SMART ENERGY SOLUTIONS, INC.
Notes to the Condensed Financial Statements
September 30, 2007 and December 31, 2006

NOTE 5- COMMON STOCK PURCHASE WARRANTS AND OPTIONS (Continued)

	Options Outstanding			Options Exercisable
Year	Exercise Price	Number shares outstanding	Weighed Average Contractual Life (Years)	Number Exercisable	Weighted Average Exercise Price
2005	$0.15	4,035,000	3	2,353,750	$0.15
2005	$0.00	2,650,000	3	2,134,722	$0.00
2005	$0.05	1,000,000	5	516,666	$0.05
2006	$0.15	242,000	1	242,000	$0.15
2006	$0.45	1,166,665	5	332,071	$0.45
2006	$0.35	540,000	3	270,000	$0.35
2006	$0.30	50,000	5	50,000	$0.30
2007	$0.35	1,035,000	3	226,250	$0.35
2007	$1.00	150,000	1	150,000	$1.00

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As used in this Form 10-QSB, references to the “Company,” “we,” “our” or “us” refer to Smart Energy Solutions Inc., unless the context otherwise indicates.

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

On August 14, 2007, the Company and Carter Group, Inc. entered into a letter of intent (the “Letter of Intent”). The Letter of Intent sets forth the mutual intentions of the parties regarding the possible purchase by SMGY from Carter Group, Inc. of shares of common stock of a wholly-owned subsidiary of Carter Group, Inc. known as 2112376 Ontario Limited, a Canadian corporation (the “Ontario Limited”). The number of shares of Ontario Limited that would be purchased by SMGY would be equal to 49.9% of the outstanding shares of common stock of Ontario Limited. In addition, Carter Group, Inc. would grant to SMGY (i) a right of first refusal with respect to any interest in the remaining 50.1% of the outstanding shares of common stock of Ontario Limited, and (ii) a right of first refusal with respect to any interest in any other rights and assets of Carter Group, Inc., including its intellectual rights and property. The purchase price to be paid by SMGY in consideration for the foregoing transactions would be equal to the fair market value of the shares of Ontario Limited to be purchased by SMGY. The purchase price would be payable as follows: at the closing, SMGY would issue to Carter Group, Inc. restricted shares of SMGY’s common stock in an amount whose value is equal to the purchase price.

The closing of the foregoing transaction will be subject to the preparation and execution of a definitive agreement. The closing will be conditioned upon the approval of the transaction and the definitive agreement by the Board of Directors of SMGY, completion of due diligence to the satisfaction of each party, receipt of any required approvals of governmental authorities, receipt of necessary consents and approvals of third parties, and other customary conditions. The parties are presently undergoing their due diligence investigations of each other and are negotiating a definitive agreement for such transaction.

Pursuant to the letter of intent, each party may investigate the business, assets, and operations of the other party until September 1, 2007. Until such date, Carter Group, Inc. may not solicit or entertain any inquiries or proposals from any other person relating to any business combination transaction involving Carter Group, Inc. or Ontario Limited. On October 1, 2007, the Letter of Intent was amended, among other reasons, so that Carter Group, Inc. would not directly or indirectly solicit, initiate, encourage or entertain any inquiries or proposals relating to any business combination transaction with Carter Group, Inc. or Ontario Limited until December 30, 2007.

Results of Operation

The Three and Nine Months Ended September 30, 2007 Compared to the Three and Nine Months Ended September 30, 2006

For the three months ended September 30, 2007, the Company’s sales of the Battery Brain product fell. The Company recorded revenues of $258,475 during the three months ended September 30, 2007 from the sales of its Battery Brain products. The cost of sales for the Battery Brain was $ 144,780 in the three months ended September 30, 2007. The Company’s revenues and cost of sales in the corresponding quarter of 2006 were $289,067 and $127,272, respectively. The decline in sales was the result of the Company’s efforts to complete its new manufacturing facility in China. The Company continues with an aggressive marketing program which includes advertising in trade publications, the internet, marketing in trade shows and direct sales to wholesalers. Sales are expected to renew growth in the third quarter of 2007 and through out the remainder of 2007.

The Company’s third quarter operating expenses consist primarily of consulting fees. The Company incurred consulting fees of $1,014,879 to help create public awareness, refine its products and to fill interim management positions, compared to $864,653 in the third quarter of 2006. The Company also paid $49,624 in marketing and advertising expense during the quarter, compared to $107,702 in 2006. The marketing and advertising costs were related to the development of the Company’s marketing plan and marketing materials. The Company incurred $199,313 in wages to its employees in 2007 compared to $138,344 in 2006. The Company believes that its staffing is adequate for the remainder of 2007. Also the Company paid or accrued $40,402 of legal and professional fees as it completed the required SEC filings and audits compared to $9,011 in 2006. The Company’s total operating expenses for the three months ended September 30, 2007 were $1,682,548. Operating expenses for the three months ended September 30, 2006 were $1,155,300. $513,565 and $427,189 of these operating expenses were paid in shares, warrants and options issued to employees and consultants in 2007 and 2006, respectively. Due to its limited cash resources the Company pays for some of these services using its equity instruments. The Company plans to discontinue using stock and warrants to pay its expenses if it can become adequately capitalized.

The Company recorded a net loss of $1,705,949 or $0.02 per share for the third quarter of 2007 compared to $986,061 or $0.02 per share in the same quarter of 2006.

Overall, for the nine months ended September 30, 2007, the Company’s sales of the Battery Brain product continued to grow. The Company recorded revenues of $1,086,311 during the first three quarters of 2007 from the sales of its Battery Brain products, while the cost of sales for the Battery Brain was $610,479 during this period. The Company revenues and cost of sales in the corresponding quarter of 2006 were $763,696 and $388,619, respectively. The growth in sales was the result of the Company’s aggressive marketing program which includes advertising in trade publications, on the internet, marketing in trade shows, and direct sales to wholesalers. Sales are expected to continue to grow in the last quarter of 2007.

For the nine months ended September 30, 2007, the Company’s operating expenses consisted primarily of consulting fees. The Company incurred consulting fees of $3,964,760 to help create public awareness, refine its products and to fill interim management positions, compared to $1,979,156 in the first nine months of 2006. The Company also paid $298,311 in marketing and advertising expense during the nine months ending September 30, 2007, compared to $304,878 for the same period of 2006. The marketing and advertising costs were related to the development of the Company’s marketing plan and marketing materials. The Company incurred $565,497 in wages to its employees in 2007 compared to $337,607 in 2006. The Company believes that its staffing is adequate for the remainder of 2007. Also, the Company paid or incurred $150,007 of legal and professional fees as it completed the required SEC filings and audits compared to $93,719 in 2006. The Company’s total operating expenses for the nine months ended September 30, 2007, were $6,368,212. Operating expenses for the nine months ended September 30, 2006 were $3,383,745. $4,095,525 and $1,658,310 of these expenses were paid in shares, warrants and options issued to employees and consultants in 2007 and 2006, respectively. As previously discussed, due to its limited cash resources the Company pays for some of these services using its equity instruments. The Company plans to discontinue using stock and warrants to pay its expenses if it can become adequately capitalized.

The Company recorded a net loss of $6,293,796 or $0.08 per share for the first nine months of 2007 compared to $2,994,826 or $0.05 per share in the same period of 2006.

Liquidity and Capital

As of September 30, 2007, the Company had $551,713 on hand and believes that such funds will not be sufficient to satisfy the Company's cash requirements for the next twelve (12) months. The Company raised $1,780,667 from sales of common stock during the first nine months of 2007.

The Company believes that it will need approximately $3,000,000 for its operations over the next twelve months. The Company intends that additional capital will be raised from the exercise of the warrants issued during its private placement and from the issuance of additional securities of the Company. Included in the proceeds from sales of common stock is $137,335 which was raised from the exercise of warrants.

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

Going Concern Consideration

The financial statements contained herein for the period ending September 30, 2007, have been prepared on a “going concern” basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the reasons discussed herein and in the footnotes to our financial statements included herein, there is a significant risk that we will be unable to continue as a going concern. Our audited financial statements included in our Annual Report on Form 10-KSB for the year ended December 31, 2006, filed with the SEC on April 13, 2007, as amended on October 31, 2007, contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

PART II.
OTHER INFORMATION

Item 1. Legal Proceedings.

As previously disclosed in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, filed with the Securities and Exchange Commission on April 13, 2007, the Company commenced an action in the Superior Court of New Jersey against Superior Automotive Company (“Superior”) on February 1, 2007. The Company alleged that Superior failed to perform its obligations under the Distributorship Agreement, dated November 30, 2006, between the Company and Superior, by failing to pay for products that Superior ordered from the Company. The Company seeks damages in the amount of $154,288.26, plus statutory interest from February 1, 2007 and costs. On April 3, 2007, Superior filed with the Court an Answer to the Company’s Complaint, denying that they owe any amounts to the Company. Superior also set forth in its Answer three counterclaims: that the Company made certain misrepresentations to Superior; that the products sold to Superior were defective; and that the Company’s subsequent agreements with Carter Group, Inc. violated the exclusivity provisions of the Company’s Distributorship Agreement with Superior. Superior seeks compensatory damages, punitive damages interest, costs, and attorney’s fees, all in an unspecified amount. The Company believes that Superior’s defenses and counterclaims have no merit. On August 23, 2007, an administrative conference was conducted wherein the parties had tentatively agreed to attempt to reach a settlement of this matter. As of November 12, 2007, the parties have not reached a settlement and no further hearings or court conferences have been scheduled.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On August 31, 2007, September 3, 2007 and September 12, 2007, the Company accepted subscription agreements from 3 investors, for an aggregate of 1,168,750 units. The purchase price paid to the Company for such units was $0.40 per unit, amounting in the aggregate to $467,500. The Company offered its units pursuant to Section 4(2) of the Securities Act of 1933. Each subscription for units was evidenced by a subscription agreement. The units were issued pursuant to an exemption from registration pursuant to Regulation S promulgated by the Securities and Exchange Commission. The Company did not make any offers in the United States, each of the purchasers was outside the United States, and there were no selling efforts in the United States.

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

Dated: November 13, 2007	By:	/s/ Peter Mateja
Name: Peter Mateja Title: Chief Executive Officer and Director (Principal Executive Officer)

Dated: November 13, 2007	By:	/s/ Edward Braniff
Name: Edward Braniff Title: Chief Financial Officer (Principal Financial and Accounting Officer)