Form 10-K
period 2007-12-31
Smart Energy Solutions, Inc.
filed 2008-03-31
CIK 1086082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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
(Registrant’s Telephone Number)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act: Common Stock, $0.001 par value

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐   No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐   No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐    Accelerated filer ☐

Non-accelerated filer ☐    Small reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as of June 29, 2007 was $46,901,930.

The number of shares outstanding of the Registrant’s common stock as of March 27, 2008 was 84,672,679.

Documents Incorporated By Reference:  None

- ii -

PART I.

As used in this Form 10-K, references to the "Company," the "Registrant," "we," “our” or "us" refer to Smart Energy Solutions, Inc. unless the context otherwise indicates.

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking information. Forward-looking information includes statements relating to future actions, prospective products, future performance or results of current or anticipated products, sales and marketing efforts, costs and expenses, interest rates, outcome of contingencies, financial condition, results of operations, liquidity, business strategies, cost savings, objectives of management of the Company and other matters. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking information to encourage companies to provide prospective information about themselves without fear of litigation so long as that information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information. Forward-looking information may be included in this Annual Report on Form 10-K or may be incorporated by reference from other documents filed with the Securities and Exchange Commission by the Company. You can find many of these statements by looking for words including, for example, “believes,” “expects,” “anticipates,” “estimates” or similar expressions in this Annual Report on Form 10-K or in documents incorporated by reference in this Annual Report on Form 10-K. Except as otherwise required by applicable law, the Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information or future events.

The Company has based the forward-looking statements relating to the Company’s operations on management’s current expectations, estimates and projections about the Company and the industry in which it operates. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that we cannot predict. In particular, we have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Accordingly, the Company’s actual results may differ materially from those contemplated by these forward-looking statements. Any differences could result from a variety of factors, including, but not limited to the following:

-	the Company’s ability to manufacture, market, and price the Battery Brain product;

-	the Company’s ability to hire and maintain the personnel necessary to run the operations of the Company;

-	the level of consumer spending for the Company’s product;

-	the success of the Company’s marketing and promotion programs in obtaining market acceptance for its product;

-	market conditions affecting the prices of the Company’s product; and

-	responsiveness of both the trade and consumers to the Company’s new product and marketing and promotion programs.

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

Until November 24, 2004, the Company had been involved in various activities, including development and marketing of various internet and internet related products and services, investment in trust deed notes secured by real property, and providing concrete cutting and finishing services to persons seeking to comply with certain provisions of the American Disability Act of 1991 that require the removal of “trips hazards” from public sidewalks and ramps. On November 24, 2004, a majority of the Company’s outstanding common stock was purchased by Amir Uziel and six unaffiliated foreign individuals from certain of the Company’s shareholders, including its then Chief Executive Officer, Joseph Ollivier.

Following such change in control, the Company ceased all of its prior business operations. From November 24, 2004 until March 23, 2005, the Company did not have any business operations.

On March 23, 2005, the Company acquired from Purisys, Inc., a New Jersey corporation, the intellectual property rights and certain other assets relating to a product known as the Battery Brain. The Battery Brain is a device that is attached to a motor vehicle battery for the purpose of protecting the vehicle from battery failure and theft. On such date, the Company, Purisys and Aharon Y. Levinas executed an Asset Purchase Agreement (the “Agreement”) pursuant to which the Company purchased all the intellectual property relating to the Battery Brain product and the goodwill associated therewith and certain of the equipment relating to the product. The shares issued to Levinas pursuant to the Agreement were issued in a private transaction exempt from registration under the Securities Act of 1933, as amended, in reliance of Section 4(2) of that act. The certificate evidencing the securities will contain a legend restricting their transferability absent registration under the Securities Act or the availability of an applicable exemption therefrom. The purchased assets did not include the inventory which existed as of March 23, 2005 or the molds for the Battery Brain (which were located in Italy and China), which were purchased by us for $66,487.

We agreed to issue to Levinas an additional 20% of the issued and outstanding shares if prior to June 23, 2005 $400,000 is not invested in the development of the Battery Brain product. If less than $400,000 is invested, said 20% shall be pro rated based on the actual amount invested.

The consideration paid by the Company for the Battery Brain assets included (i) the issuance to Mr. Levinas, the sole shareholder of Purisys, of shares of our common stock representing twenty (20%) percent of the issued and outstanding shares of common stock, assuming new investments in the Company in the aggregate amount of $1,000,000, and (ii) a payment of $100,000. Pursuant to the Agreement, 10,421,750 shares of our common stock were issued to Mr. Levinas in August 2005. Pursuant to the Agreement, we agreed that if we raised $400,000 prior to June 23, 2005 we would issue to Mr. Levinas additional shares of our common stock in an amount equal to 20% of the issued and outstanding shares of the Company; and if less than $400,000 is raised, then such share amount shall be pro rated based on the actual amount invested.issue to Levinas an additional 20% of the issued and outstanding shares. If less than $400,000 is invested, said 20% shall be pro rated based on the actual amount invested. Since we successfully raised more than the $400,000 in a private placement of units of our securities we were not required to issue additional shares to Mr. Levinas. Pursuant to the Agreement, we also agreed to use our best efforts within the next two years to (a) consummate an equity raise of not less than $1,500,000 dollars at a post-money valuation of not less than $12,000,000; provided, that all equity raises within 120 days after March 23, 2005 which are based on a post-money valuation which is $10,500,000 or greater, shall be counted toward the $1,500,000; or (b) generate revenue from the Battery Brain product in an aggregate amount of at least $2,000,000. If we failed to achieve either (a) or (b) at any time on or prior to March 23, 2007, then Mr. Levinas would be entitled to receive additional shares of common stock equal to 20% of the outstanding share capital on a fully-diluted basis (calculated as of said date). As further discussed below, by November 2005 we had raised an aggregate of $2,749,000 in a private placement of units of our securities; therefore, we achieved our obligation to consummate an equity raise of not less than $1,500,000 and Mr. Levinas is no longer entitled to receive the additional shares pursuant to the Agreement.

We agreed with Mr. Levinas to negotiate, in good faith, an agreement regarding the registration rights associated with the shares issued to Mr. Levinas pursuant to the Agreement, providing that Mr. Levinas is entitled to equal registration rights with our controlling shareholders, pro rata in accordance with their holdings, subject to a lock-up agreement, but have not executed a registration rights agreement with Mr. Levinas with respect to these shares as of the date of this report.

Pursuant to the terms of our March 23, 2005 asset purchase agreement with Purisys, Inc. and Mr. Levinas, our Board of Directors shall consist of five (5) members, and Mr. Levinas is entitled to appoint 40% of the directors. If for any reason we cease to manufacture, sell or otherwise cease to be involved in the Battery Brain product, then Mr. Levinas shall have the right to purchase the Battery Brain product from us; the price and other terms of such right shall be negotiated.

The only liabilities we assumed in the transaction are (i) the warranties and service of any Battery Brain products sold prior to the execution and delivery of the Agreement, (ii) any potential claims made by a person who alleges that he assisted in developing the Battery Brain product and (iii) any taxes incurred as a result of the Agreement.

Following the purchase of the Battery Brain assets, the Company focused on building a management team, establishing operations, and entering into contractual arrangements for the manufacture and distribution of Battery Brain products. The Company presently engages in the manufacturing, distribution, and sale of Battery Brain products.

Our Principal Products and Markets

The Company’s only products are its Battery Brain products. The Battery Brain is a small, box-shaped device, whose size and weight is comparable to that of a cellular phone. It is attached to the battery of a motor vehicle and performs two principal functions for the motor vehicle: prevention of battery failure and protection from theft. If the Battery Brain is attached to a car battery, and the car’s operator leaves the lights on while the car is turned off, the Battery Brain will prevent the battery from failing, so that the car can be started again without having to recharge its battery. It works by preventing a battery from becoming drained below the level necessary for it to function. The Battery Brain is able to detect when the battery has reached such point and, upon such detection, it automatically disconnects the power from the battery so that the battery will not be drained any further. In addition, the Battery Brain protects the vehicle from being stolen by stopping the battery from powering the engine while the car is turned off, thereby preventing a potential thief from “hot wiring” the engine, a procedure commonly used by thieves to turn on the vehicle’s engine without an ignition key.

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

Sources and Availability of Raw Materials; Manufacturing Operations;

The Company is not dependent upon a small number of suppliers for the raw materials used in the production of the Battery Brain as it expects to have alternative sources available and not to encounter any difficulties in obtaining such raw materials. The Battery Brain is manufactured on behalf of the Company by third party manufacturers. The Company has expanded its manufacturing capabilities by engaging additional third party manufacturing facilities in China and Israel. The Company is also reviewing opportunities to expand its facilities in Italy and establish manufacturing facilities in North America. Such third party arrangements give the Company access to state of the art manufacturing facilities, they maintain strict protection of our proprietary property, they enable the Company to meet the strictest regulation, and they provide the necessary flexibility to meet the growing demands in each market segment.

Markets; Distribution Methods

We will not be dependent upon a small number of customers, as we intend to market the Battery Brain to all users of motor vehicles. The Company’s activities have been focused on the following nine market segments, each of which have unique requirements: Automotive Retail; Automotive Dealers; Automotive Original Equipment Manufacturers; Automotive Specialty; Fleets; Military; Heavy Truck/Bus; Motor Home/Recreational Vehicle; and Marine.

The Company has contracted with various distributors for distribution of the Battery Brain products in the United States, Canada, Italy, and Israel. The Company’s agreements with its principal distributors are discussed below.

On June 22, 2006, the Company and Carter Group, Inc. (“Carter”) executed a profit sharing and internet distribution agreement, pursuant to which the Company appointed Carter as the distributor of the Battery Brain products in the United States and Canada for sales made over the Internet, and also granted to Carter a license to use the Company’s domain name of www.batterybrain.com and related Battery Brain URL’s. Carter is required to use its best efforts to promote the sale of the Battery Brain products via the internet through maintenance of a web-site and through on-line advertising web sites. Carter also agreed to create, update and maintain internet web sites for purposes of promoting and selling the Battery Brain products through the internet. Carter agreed to bear and assume all costs and expenses of every kind in connection with sales made over the Internet. The term of the profit sharing and internet distribution agreement is for a three year period expiring on June 22, 2009. The parties are in discussions regarding the possible termination of this agreement.

On August 14, 2007 we executed a letter of intent with Carter, regarding a potential acquisition by the Company of an interest in Carter. Our discussions regarding this matter were suspended on January 28, 2008.

The Company has been approved as a supplier to the U.S. General Services Administration and was awarded a GSA contract on February 1, 2007. This contract authorizes the Company to sell products electronically via the Internet to all executive agencies of the US government, contractors working for the Federal government, fleet managers and the District of Columbia. On January 31, 2007 the Company and the U.S. Department of Defense announced that the U.S. Army has begun testing the Battery Brain on their Striker Tactical Vehicle. The military designed Battery Brain has passed all phases of testing to date and the U.S. Army is scheduled to complete testing in the 2nd quarter of 2008.

On October 25, 2007 the Company executed a distributorship agreement with All Start Battery. Pursuant to this agreement, All Start was appointed as the exclusive distributor of the Battery Brain products to new car dealers located in California. The term of the agreement is for a three year period expiring on October 24, 2010 and may be terminated if minimum sales targets are not achieved. The term shall be automatically renewed for successive two year periods unless terminated by the parties. Either party may terminate the agreement without cause upon 30 days’ prior notice.

On March 17, 2008 we executed a distributorship agreement with OnGuard Dealer Services, LLC. Pursuant to the agreement, OnGuard was appointed as the exclusive distributor of the Battery Brain products to new and used car dealers in all of the United States other than California. The agreement has a term of ten years and renews automatically for successive one year periods. Either party may terminate the agreement in the event of a breach or a change in the majority ownership of the Company. The agreement establishes sales targets and allows us to terminate the exclusivity of the distributorship if these targets are not met and take other remedial actions. The agreement also provides that we will grant OnGuard 1,000,000 warrants at an exercise price of $.50 with a term of five years, if OnGuard achieves the minimum sales threshold of one hundred fifty thousand units in the first year of the term. An additional 1,000,000 warrants will be granted if OnGuard achieves minimum sales threshold of three hundred thousand units over two years from the date of the agreement. OnGuard will be granted a total of 3,000,000 warrants should it achieve a sales threshold of seven hundred fifty thousand units over two years.

The Company also sells units of the Battery Brain to other commercial enterprises, including the following; automotive retail distributors like Canadian Tire, Keystone, Crutchfield and O’Reilly Auto Parts; marine distributors, including Canadian Tire, Overton and Keller Marine; recreational vehicle and motor home distributors, including Coast and Stag Parkway; truck distributors, including Camping World, International Truck and Truck Equipment Hawaii; and international distributors in Italy, Belgium, the Netherlands, Sweden, Mexico, Israel, the Philippines and the United Kingdom.

Competition

The Company believes that it has a competitive advantage over the producers of products which the market might consider similar to the Battery Brain. We feel that the Battery Brain is differentiated from similar products offered by such competitors in various important ways. The Battery Brain is the only product of its kind that will protect vehicles from battery failure due to the operation of any electrical accessory, including headlights, radios, trunk lights, interior lights, door lights, or due to shorts circuits in the electrical system, and also provide vehicle anti-theft capability. Similar products offered by competitors protect vehicles from battery failure due only to the operation of the headlights. The Battery Brain is also easier to install than other competitive products. Further, in order to reset the load (the energy source), most other competitive products require the operator of the vehicle to lift the hood, locate the device, and press a reset knob located on the device. The Battery Brain can be operated via remote control.

Intellectual Property

Our intellectual property rights in the Battery Brain products are protected by a US patent, which was issued on June 1, 2004 and expires on July 23, 2022. On December 7, 2007 we applied for a provisional patent with respect to our new Battery Switch products, which incorporate electronic circuit technology and will enhance our current product line.

Employees

As of March 27, 2008 the Company had 5 employees, of which all are employed full time.

Item 1A. Risk Factors

The risks described below in addition to the other cautionary statements and risks described elsewhere in this Annual Report on Form 10-K, and the other information contained in herein and in our other filings with the Securities and Exchange Commission, including our subsequent quarterly reports on Forms 10-Q and current reports on Form 8-K, should be carefully considered in evaluating our Company and our business. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.

Risks Related to Our Business

We are an early stage company. Our limited operating history makes it difficult to evaluate our future prospects.

We have only recently begun offering our product, as we have entered into the majority of our contracts and significant relationships only within the last two years. Our limited operating history makes it difficult to evaluate our future prospects. Our prospects are subject to risks and uncertainties frequently encountered by start-up companies. Many of these risks are unknown, but include the lack of widespread acceptance of our product, problems with production and distribution and managing our growth. Our failure to identify the challenges and risks in the after-market automotive market and successfully address these risks would harm our business.

We have a going concern opinion from our auditors, indicating the possibility that we may not be able to continue to operate.

The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. Historically, the Company has incurred significant annual losses, which raises substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company increasing sales to the point it becomes profitable. The Company may need to raise additional capital for marketing to increase its sales. If the Company is unable to increase sales sufficiently or obtain adequate capital, it could be forced to cease operation.

Management plans to increase sales by increasing its marketing program and to obtain additional capital from the private placement of shares of its common stock. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. Furthermore, we anticipate generating losses for the next 12 months. Therefore, we may be unable to continue operations in the future as a going concern. If we cannot continue as a viable entity, our shareholders may lose some or all of their investment in the Company.

We have a history of losses and anticipate continued losses, and we may be unable to achieve profitability.

We have never been profitable as a public company and expect to continue to incur operating losses on both a quarterly and annual basis at least until 2009. We may be unable to achieve profitability in the future. We expect to continue to make significant expenditures for sales and marketing, development, and general and administrative functions. As a result, we will need to generate significant revenues to achieve profitability. We cannot assure you that revenues will grow in the future or that we will achieve sufficient revenues for profitability. If revenues grow more slowly than we anticipate, or if operating expenses exceed our expectations, our business would be severely harmed.

The revenue and profit potential of our business model is unproven. Our success is dependent on our ability to expand our distribution network.

Our business model is to generate revenues from sales of Battery Brain to major distribution channels. We believe that our product is unique and our business model is new; our ability to generate revenue or profits is unproven. There is little or no evidence to date that our potential customers will drive the level of demand required for us to become profitable. Our success is also dependent on our ability to develop and then expand our base through international distributors. We cannot assure you that we will be successful in doing this.

We depend on sales and strategic marketing relationships for growth. These relationships may not contribute to increased use of our product, help us add new retail outlets, or achieve any revenue. We may not be able to enter into new or maintain our existing relationships. We plan to continue to establish sales and strategic marketing relationships with large organizations as part of our growth strategy. These arrangements may not generate any new retail outlets or revenue. We may not be able to enter into new relationships or renew existing relationships on favorable terms, if at all. We may not be able to recover our costs and expenses associated with these efforts which could severely harm our business.

Our quarterly results are subject to significant fluctuations.

We expect that our quarterly operating results will fluctuate significantly due to many factors, several of which are outside our control, including:

•	demand for and market acceptance of our products and services;	•	Intei intense and increased competition;

•	inconsistent growth, if any, from our distributor base;	•	introductions of new services or enhancements, or changes in pricing policies, by us and our competitors;

•	loss of key customers or strategic partners;	•	our our inability to control costs; and

•	variations in the dollar volume of transactions effected through our distribution network;	•	interinterruption of our manufacturing facilities

We believe that quarterly revenues, expenses and operating results are likely to vary significantly in the future, that period-to-period comparisons of results of operations are not necessarily meaningful and that, as a result, such comparisons should not be relied upon as indications of future performance.

We depend on a small group of third-party manufacturers for the manufacture of our products, and the loss of any of these manufacturers could affect our ability to produce our products at competitive prices, which would decrease our sales or earnings.

The Battery Brain is manufactured on behalf of the Company by third party manufacturers. Changes in our relationships with these manufacturers, shortages, production delays, or work stoppages by the employees of such manufacturers could have a material adverse effect on our ability to timely manufacture our products and secure sales. If we cannot obtain an adequate supply of products, this could result in a decrease in our sales and earnings.

We may not be able to deliver our product on a timely basis which could adversely impact our revenues.

It is possible that notwithstanding the relationship between our manufacturers and our Company, our manufacturers may not be able to fulfill their contractual obligation to us. Delays or technical problems with the product may cause our customers to cease ordering our product.

The Company has third-party manufacturing and distribution facilities in foreign countries.

The Company has third-party manufacturing facilities in China and Israel. The Company is also reviewing opportunities to expand its facilities in Italy and establish manufacturing facilities in North America. The Company has also contracted with various distributors for distribution of the Battery Brain products in the United States, Canada, Italy, and Israel.

International operations are subject to certain risks including the following: exposure to local economic conditions; exposure to local political conditions (including the risk of seizure of assets by foreign governments); currency exchange rate fluctuations and currency controls; and export and import restrictions.

The likelihood of such occurrences and their potential effect on the Company are unpredictable and vary from country to country.

We depend upon our key personnel and they would be difficult to replace.

We believe that our success will depend on the continued employment of our senior management team and key sales and technical personnel. If one or more members of our senior management team were unable or unwilling to continue in their present positions, our business would suffer. We plan to expand our employee base to manage our anticipated growth. Most importantly, we plan to hire additional members of senior management. Competition for personnel, particularly for senior management personnel and employees with technical and sales expertise, is intense. The success of our business is dependent upon hiring and retaining suitable personnel.

If our intellectual property protection is inadequate, competitors may gain access to our technology and undermine our competitive position.

We regard our current and future intellectual property as important to our success, and rely on trademark and copyright law, trade secret protection and confidentiality and/or license agreements with our employees, customers and business partners to protect our proprietary rights. Despite our precautions, unauthorized third parties may copy certain portions of our services or reverse engineer or obtain and use information that we regard as proprietary. We have been granted one patent in the United States and we may seek additional patents in the future. We do not know if any future patent application will be issued with the scope of the claims we seek, if at all, or whether any patents we receive will be challenged or invalidated. In addition, the laws of some foreign countries do not protect proprietary rights to the same extent as do the laws of the United States. Our means of protecting our proprietary rights in the United States or abroad may not be adequate and competitors may independently develop similar technology.

If we incur product liability, warranty and other claims against us, including wrongful death claims, our business, results of operations and financial condition may be harmed.

We may become subject, in the ordinary course of business, to litigation involving products liability and other claims, including wrongful death claims, related to personal injury and warranties. We purchase product liability insurance in the commercial insurance market. We cannot be certain that our insurance coverage will be sufficient to cover all future claims against us. Any increase in the frequency and size of these claims may cause the premiums that we are required to pay for such insurance to rise significantly. It may also increase the amounts we pay in punitive damages, which may not be covered by our insurance.

Risks Related to Ownership of our Common Stock

Our certificate of incorporation authorizes the issuance of shares of blank check preferred stock.

Our certificate of incorporation provides that our board of directors will be authorized to issue from time to time, without further stockholder approval, up to 1,000,000 shares of preferred stock in one or more series and to fix or alter the designations, preferences, rights and any qualifications, limitations or restrictions of the shares of each series, including the dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, including sinking fund provisions, redemption price or prices, liquidation preferences and the number of shares constituting any series or designations of any series. Such shares of preferred stock could have preferences over our Common Stock with respect to dividends and liquidation rights. We may issue additional preferred stock in ways which may delay, defer or prevent a change in control of us without further action by our stockholders. Such shares of preferred stock may be issued with voting rights that may adversely affect the voting power of the holders of our Common Stock by increasing the number of outstanding shares having voting rights, and by the creation of class or series voting rights.

Our stock is a penny stock. Trading of our stock may be restricted by the SEC’s penny stock regulations and NASD’s sales practice requirements, which may limit a stockholders’ ability to buy and sell our stock.

The limited trading market for our shares of Common Stock is further subject to the regulations applicable to Penny Stocks. The regulations of the SEC promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) require additional disclosure relating to the market for penny stocks in connection with trades in any stock defined as a penny stock. The SEC regulations define penny stocks to be any non-NASDAQ equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Unless an exception is available, those regulations require the broker-dealer to deliver, prior to any transaction involving a penny stock, a standardized risk disclosure schedule prepared by the SEC, to provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, monthly account statements showing the market value of each penny stock held in the customer’s account, to make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a stock that becomes subject to the penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage market investor interest in and limit the marketability of our common stock.

In addition to the "penny stock" rules promulgated by the Securities and Exchange Commission, the NASD has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the NASD believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

The market price for our Common Stock is volatile.

The market price for our Common Stock is highly volatile. We believe that a variety of factors, including announcements by us or our competitors, lack of market acceptance, quarterly variations in financial results, trading volume, general market trends and other factors, could cause the market price of our Common Stock to fluctuate substantially. Additionally, due to our limited operating history and limited trading performance, the market price is volatile.

We may issue a substantial amount of our Common Stock in connection with future acquisitions, and the sale of those shares could adversely affect our stock price.

If we were to locate a suitable acquisition candidate, we anticipate issuing additional shares of Common Stock as consideration for such acquisitions. To the extent that we are able to grow through acquisitions and issue shares of our Common Stock as consideration, the number of outstanding shares of Common Stock that will be eligible for sale in the future is likely to increase substantially. Persons receiving shares of our Common Stock in connection with these acquisitions may be more likely to sell large quantities of their Common Stock that may influence the price of our Common Stock. In addition, the potential issuance of additional shares in connection with anticipated acquisitions could lessen demand for our Common Stock and result in a lower price than would otherwise be obtained.

Our stock price may be adversely affected when additional shares are sold or issued.

If our stockholders sell substantial amounts of our Common Stock in the public market, the market price of our Common Stock could fall. These sales might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate and may require us to issue greater amounts of our Common Stock to finance future acquisitions. Additional shares sold to finance acquisitions may dilute our earnings per share if the new operations' earnings are disappointing. In addition, we are presently authorized to issue up to 500,000,000 shares of common stock without further stockholder approval. As of March 27, 2008, there were 84,672,629 shares issued and outstanding. Accordingly, we can issue, at anytime(s), up to an additional 415,327,371 shares of common stock, possibly for nominal consideration, without shareholder approval. This would result in the proportionate dilution of the equity and voting positions of the then existing shareholders.

Item 2. Properties

The Company leases its executive offices and warehouse facilities, which together consist of approximately 7,000 square feet, at 210 West Parkway, #7, Pompton Plains, NJ 07444, pursuant to a lease with a term of one year commencing on July 31, 2007. The rent due under the lease is $7,000 per month. The initial term of the lease will be automatically renewed for an additional two year term unless, at least 90 days prior to the expiration of the initial term, the Company notifies the landlord that it does not desire to renew the term. The Company believes that its current office and warehouse space will be adequate for the foreseeable future.

Item 3. Legal Proceedings

The Company is not a party to, and the Company’s property is not the subject of, any pending legal proceedings involving claims for damages which, exclusive of interest and costs, exceed 10% of the current assets of the Company. There are no pending legal proceedings in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or any associate of any such director, officer, affiliate of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company.

The Company suit against Superior Automotive Company was settled on December 5, 2007.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company’s common stock has been traded on the Over-The-Counter Bulletin Board sponsored by the Financial Industry Regulatory Authority, Inc., Inc. under the symbol SMGY.OB. The following table sets forth the range of quarterly high and low closing bids for the common stock as reported on http://finance.yahoo.com during the years ending December 31, 2007 and December 31, 2006:

Financial Quarter		Bid Information*
Year	Quarter	High Bid	Low Bid
2007	Fourth Quarter	$0.50	$0.25
	Third Quarter	$0.60	$0.49
	Second Quarter	$0.62	$0.54
	First Quarter	$0.65	$0.41
2006	Fourth Quarter	$0.39	$0.31
	Third Quarter	$0.42	$0.30
	Second Quarter	$0.80	$0.43
	First Quarter	$0.93	$0.55

*The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Holders

On March 27, 2008, there were approximately 187 holders of record of the Company’s common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table presents certain information as of the end of December 31, 2007 with respect to compensation plans under which equity securities of the Company are authorized for issuance:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved by Security Holders	0	0	0
Equity Compensation Plans Not Approved by Security Holders	10,784,665	0.15	1,000,000
Total	10,784,665	0.15	1,000,000

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

The purpose of the 2005 Stock Plan is to provide incentives to attract, retain, and motivate eligible persons whose present and potential contributions are important to the success of our Company by offering them an opportunity to participate in our future performance through awards of restricted stock and stock bonuses. The Stock Plan offers directors, officers and selected key employees, advisors and consultants of the Company an opportunity to acquire a proprietary interest in the success of the Company, or to increase such interest, by purchasing shares of the Company’s common stock. The 2005 Stock Plan provides both for the direct award or sale of shares.

The 2005 Stock Plan is to be interpreted and applied by a committee of our Board of Directors. The Board’s principal responsibilities are the following: (i) designate participants; (ii) determine the type or types of stock awards to be granted to an eligible employee or other individual under the 2005 Stock Plan; (iii) determine the number of common shares to be covered by awards; (iv) determine the terms and conditions of any award; (v) determine whether, to what extent, and under what circumstances awards may be settled or exercised, or canceled, forfeited or suspended, and the method or methods by which awards may be settled, exercised, canceled, forfeited or suspended; (vi) determine requirements for the vesting of awards or performance criteria to be achieved in order for awards to vest; (vii) determine whether, to what extent and under what circumstances common shares payable with respect to an award under the 2005 Stock Plan shall be deferred either automatically or at the election of the holder thereof or of the Board; (viii) interpret and administer the 2005 Stock Plan and any instrument or agreement relating to, or award made under, the 2005 Stock Plan; (ix) establish, amend, suspend or waive such rules and regulations and appoint such agents as it shall deem appropriate for the proper administration of the 2005 Stock Plan; and (x) make any other determination and take any other action that the Board deems necessary or desirable for the administration of the 2005 Stock Plan. Unless otherwise expressly provided in the 2005 Stock Plan, all designations, determinations, interpretations and other decisions under or with respect to the 2005 Stock Plan or any award shall be within the sole discretion of the Board, may be made at any time and shall be final, conclusive and binding upon all persons, including the Company, any affiliate, any participant, any holder or beneficiary of any award, any stockholder and any employee. No awards under the 2005 Stock Plan shall be granted after December 31, 2014.

The 2005 Stock Plan provides that 1,000,000 shares of the Company’s common stock are reserved for stock awards thereunder. Stock awards may be granted only to employees or independent contractors (including, officers and directors who are also employees) of the Company or of an affiliate of the Company.

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

Pursuant to an Employment Agreement, dated May 24, 2005 and amended and restated on October 25, 2006, between the Company and Edward Braniff, our Chief Financial Officer, the Company issued to Mr. Braniff options to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $0.05 per share. Such options shall vest pro ratably every three (3) months over three (3) year period commencing on May 24, 2005. The vested options shall be exercisable until the earlier of 5 years after vesting or 365 days after termination of Mr. Braniff’s employment with the Company. In addition, during the fiscal year ended December 31, 2006, Mr. Braniff received a bonus consisting of the following awards: 100,000 shares of common stock, granted on October 25, 2006; 50,000 stock options (each entitling Mr. Braniff to purchase one share of common stock for $0.30), granted on October 25, 2006; and 33,333 stock options (each entitling Mr. Braniff to purchase one share of common stock for $0.45), granted on December 31, 2006.

Pursuant to an employment agreement, dated March 23, 2005, between the Company and Aharon Y. Levinas, our Chief Technology Officer, as amended on April 18, 2005 and May 18, 2005, the Company issued to Mr. Levinas 2,650,000 shares of common stock, which shall vest pro ratably every 3 months over a 3-year period commencing on April 4, 2005. Upon a change of control of the Company, all such shares shall automatically be issued simultaneously upon the effective date of the change of control. The agreement is for a 4-year term, with a base salary of $160,000, $200,000 and $240,000 for each year of the term. All benefits to be granted to the individual who will be appointed as our Chief Executive Officer shall be granted to Mr. Levinas as well, including bonuses and stock options. The agreement with Mr. Levinas provides that if Mr. Levinas is terminated during the 4-year term, or is no longer employed by us for any reason during said period, including termination for cause or death, we remain obligated to pay the full amount of payment due Mr. Levinas thereunder.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.

Between December 21, 2006 and January 3, 2007, the Company executed subscription agreements with eight non-US investors providing for the issuance of 4,453,410 shares of common stock, at a purchase price of $0.30 per share for aggregate consideration of $1,336,023. In addition the Company issued 500,000 shares of common stock to a non-US person as payment of commissions earned in connection with the sale of these shares. The shares were offered and sold pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) under Regulation S promulgated under the Securities Act. The Company did not make any offers in the United States, each of the purchasers was outside the United States, and there were no selling efforts in the United States.

In August and September of 2006, the Company issued and sold 184,458 shares of common stock to non-US investors at a purchase of $0.35 per share for aggregate consideration of $225,000. No commissions were paid in connection with the sale of these shares. The shares were offered and sold pursuant to an exemption from the registration requirements of the Securities Act under Regulation S promulgated under the Securities Act. The Company did not make any offers in the United States, each of the purchasers was outside the United States, and there were no selling efforts in the United States.

During the three months ended September 30, 2006, the Company issued 142,857 shares of common stock to EGFE, Ltd. These shares were issued in connection with the promissory note, dated May 22, 2006 and amended on March 6, 2007, in the principal amount of $500,000. The shares were issued pursuant to an exemption from the registration requirements of the Securities Act under Regulation D promulgated under the Securities Act. EGFE represented that it was an accredited investor, as defined in Regulation D, and made customary representations regarding its intention to acquire the shares for investment only and not with view to or for sale in connection with any distribution thereof.

On September 14, 2006, the Company issued a promissory note to EGFE in the principal amount of $500,000. The note is payable on demand and accrues interest at the rate of 12% per annum. On March 6, 2007 this note was amended to provide that the entire outstanding principal and all accrued interest would be repaid on September 30, 2007. The note was offered and sold pursuant to an exemption from the registration requirement of the Securities Act under Regulation D promulgated under the Securities Act. EGFE represented that it was an accredited investor, as defined in Regulation D, and made customary representations regarding its intention to acquire the shares for investment only and not with view to or for sale in connection with any distribution thereof.

In May 2006, the Company issued and sold 1,357,142 shares of common stock to non-U.S. investors, at a purchase price of $0.35 per share for aggregate consideration of $475,000. No commissions were paid in connection with the sale of these shares. The shares were offered and sold pursuant to an exemption from the registration requirements of the Securities Act under Regulation S promulgated under the Securities Act. The Company did not make any offers in the United States, each of the purchasers was outside the United States, and there were no selling efforts in the United States.

In May 2006, the Company issued and sold 100,000 units, each consisting of one share of common stock, one class A warrant and one class B warrant, at a purchase price of $0.25 per unit for aggregate consideration of $25,000. Each class A warrant entitles the holder to purchase one share of common stock at a purchase price of $0.45 at any time on or before the first anniversary of the date on which the warrant was issued. Each class B warrant entitles the holder to purchase one share of common stock at a purchase price of $0.75 at any time on or before the third anniversary of the date on which the warrant was issued. No commissions were paid in connection with the sale of the units. The units were offered and sold pursuant to an exemption from the registration requirement of the Securities Act under Regulation S promulgated under the Securities Act. The Company did not make any offers in the United States, each of the purchasers was outside the United States, and there were no selling efforts in the United States.

On May 22, 2006, the Company issued two convertible promissory notes to EGFE, each in the principal amount of $500,000. One of these notes s payable June 4, 2008 and the other is payable on May 24, 2008. Both notes accrue interest at the rate of 15% per annum. Both notes and all accrued and unpaid interest are convertible into shares of the Company’s common stock, at the holder’s option, at a conversion price equal to 95% of the average of the closing bid and ask prices for the common stock as quoted on the Over-The-Counter-Bulletin-Board for the five trading days preceding conversion. If the Company is in default under the terms of the notes the conversion price shall be 50% of the average of the closing bid and ask price for of the common stock for the five trading days preceding conversion. The notes were issued pursuant to an exemption from the registration requirements of the Securities Act under Regulation D promulgated the Securities Act. EGFE represented that it was an accredited investor, as defined in Regulation D, and made customary representations regarding its intention to acquire the shares for investment only and not with view to or for sale in connection with any distribution thereof.

In March 2006, the Company issued 200,000 shares of common stock upon the exercise of warrants, at an exercise price of $0.45 per share for aggregate proceeds of $90,000. No commissions were paid in connection with the exercise of the warrants. The shares were issued pursuant to an exemption from the registration requirements of the Securities Act under Regulation S promulgated under the Securities Act. The Company did not make any offers in the United States, each of the purchasers was outside the United States, and there were no selling efforts in the United States.

On January 24, 2006, the Company issued 60,000 shares to each of Amir Uziel, Tamir Levinas, Shiri Levinas, Yoram Drucker, Lavi Krasney and David Lubin. These shares were issued as consideration for consulting services provided to the Company. The shares were issued pursuant to an exemption from the registration requirements of the Securities Act under Regulation D promulgated under the Securities Act. The recipients of these shares were our officers, directors and consultants and each represented that he or she was an accredited investor, as defined in Regulation D, and made customary representations regarding his or her intention to acquire the shares for investment only and not with view to or for sale in connection with any distribution thereof.

On January 9, 2006, the Company issued 26,250 shares of common stock to Yair Alon, 50,000 shares to Guy Bahat, 40,000 shares to Daniel Levi and 143,750 shares to Dov Resnik. These shares were issued as consideration for services provided to the Company. The shares were issued pursuant to an exemption from the registration requirements of the Securities Act under Regulation D promulgated under the Securities Act. The recipients of these shares were our officers, directors and consultants and each represented that he was an accredited investor, as defined in Regulation D, and made customary representations regarding his intention to acquire the shares for investment only and not with view to or for sale in connection with any distribution thereof.

On January 24, 2007, the Company issued 250,000 shares of common stock to Joseph Oliver in exchange for consulting services provided to the Company. These shares were issued pursuant to an exemption from the registration requirements of the Securities Act under Section 4(2) thereof. The recipients of these shares made customary representations regarding his or her intention to acquire the shares for investment only and not with view to or for sale in connection with any distribution thereof.

On March 9, 2007, the Company issued 25,000 shares of common stock to Richard Wexler in exchange for corporate advisory services provided by Mr. Wexler to the Company. These shares were issued pursuant to an exemption from the registration requirements of the Securities Act under Section 4(2) thereof. The recipients of these shares made customary representations regarding his or her intention to acquire the shares for investment only and not with view to or for sale in connection with any distribution thereof.

On March 14, 2007, the Company issued 166,000 shares of common stock to BR Eood in exchange for consulting services provided to the Company. These shares were issued pursuant to an exemption from the registration requirements of the Securities Act under Section 4(2) thereof. The recipients of these shares made customary representations regarding his or her intention to acquire the shares for investment only and not with view to or for sale in connection with any distribution thereof.

On March 20, 2007, the Company issued 350,000 shares of common stock to Lion Partners Ltd. in exchange for Investor Relations services provided to the Company. These shares were issued pursuant to an exemption from the registration requirements of the Securities Act under Section 4(2) thereof. The recipients of these shares made customary representations regarding his or her intention to acquire the shares for investment only and not with view to or for sale in connection with any distribution thereof.

On May 11, 2007, the Company issued 40,000 shares of common stock to Stern/Ferbman in exchange for consulting services provided to the Company. These shares were issued pursuant to an exemption from the registration requirements of the Securities Act under Section 4(2) thereof. The recipients of these shares made customary representations regarding his or her intention to acquire the shares for investment only and not with view to or for sale in connection with any distribution thereof.

On May 17, 2007, the Company issued 1,333,333 shares of common stock to Michael Ben-Ari, a director of the Company, in exchange for consulting services provided to the Company. These shares were issued pursuant to an exemption from the registration requirements of the Securities Act under Section 4(2) thereof. The recipients of these shares made customary representations regarding his or her intention to acquire the shares for investment only and not with view to or for sale in connection with any distribution thereof.

On May 23, 2007, the Company issued 350,000 shares of common stock to Joji Mangubat in exchange for Investor Relation services provided to the Company. These shares were issued pursuant to an exemption from the registration requirements of the Securities Act under Section 4(2) thereof. The recipients of these shares made customary representations regarding his or her intention to acquire the shares for investment only and not with view to or for sale in connection with any distribution thereof.

On June 19, 2007, the Company issued 350,000 shares of common stock to American Cap in exchange for Investor Relations services provided to the Company. These shares were issued pursuant to an exemption from the registration requirements of the Securities Act under Section 4(2) thereof. The recipients of these shares made customary representations regarding his or her intention to acquire the shares for investment only and not with view to or for sale in connection with any distribution thereof.

On July 2, 2007, the Company issued 45,000 shares of common stock to Michael Ben-Ari, a director of the Company. These shares were issued upon exercise of options granted to Mr. Ben-Ari, as consideration for his service on the Company’s board of directors, for an aggregate exercise price of $15,750. These shares were issued pursuant to an exemption from the registration requirements of the Securities Act under Section 4(2) thereof. The recipient of these shares made customary representations regarding his intention to acquire the shares for investment only and not with view to or for sale in connection with any distribution thereof.

On August 17, 2007, the Company issued 100,000 shares of common stock to Edward Braniff, a bonus granted on October 25, 2006. These shares were issued pursuant to an exemption from the registration requirements of the Securities Act under Section 4(2) thereof. The recipients of these shares made customary representations regarding his or her intention to acquire the shares for investment only and not with view to or for sale in connection with any distribution thereof.

On August 17, 2007, the Company issued 35,000 shares to Amir Uziel and 35,000 share to Lavi Krasney for consulting services. These shares were issued pursuant to an exemption from the registration requirements of the Securities Act under Section 4(2) thereof. The recipients of these shares made customary representations regarding his or her intention to acquire the shares for investment only and not with view to or for sale in connection with any distribution thereof.

On September 23, 2007, the Company issued 31,000 shares of common stock to Friedland Corporate Investor Services LLC, in connection with the settlement of a dispute relating to a consulting agreement between the Company and Friedland Corporate Investor Services. These shares were issued pursuant to an exemption from the registration requirements of the Securities Act under Section 4(2) thereof. The recipients of these shares made customary representations regarding his or her intention to acquire the shares for investment only and not with view to or for sale in connection with any distribution thereof.

On September 23, 2007, the Company issued 750,000 shares of common stock to Eyal Gohar in exchange for consulting services provided to the Company. These shares were issued pursuant to an exemption from the registration requirements of the Securities Act under Section 4(2) thereof. The recipients of these shares made customary representations regarding his or her intention to acquire the shares for investment only and not with view to or for sale in connection with any distribution thereof.

On September 27, 2007, the Company issued 300,000 shares of common stock to TENA Holdings and 300,000 shares of common stock to Black Velvet Ltd. in exchange for consulting services provided to the Company. These shares were issued pursuant to an exemption from the registration requirements of the Securities Act under Section 4(2) thereof. The recipients of these shares made customary representations regarding his or her intention to acquire the shares for investment only and not with view to or for sale in connection with any distribution thereof.

On October 1, 2007, the Company issued 110,000 shares of common stock to Lieber McDonald in exchange for public relations services provided to the Company. These shares were issued pursuant to an exemption from the registration requirements of the Securities Act under Section 4(2) thereof. The recipients of these shares made customary representations regarding his or her intention to acquire the shares for investment only and not with view to or for sale in connection with any distribution thereof.

On October 15, 2007, the Company issued 250,000 units, each consisting of one share of common stock and one warrant, to Lighthouse Capital Insurance Company for total consideration of $100,000. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $0.75 until August 1, 2009. These units, the shares of common stock and the warrants included in the units were issued pursuant to an exemption from the registration requirements of the Securities Act under Section 4(2) thereof. The recipients of these shares made customary representations regarding his or her intention to acquire the shares for investment only and not with view to or for sale in connection with any distribution thereof.

On October 15, 2007, the Company issued 168,750 units, each consisting of one share of common stock and one warrant, to Ofliam LLC for total consideration of in exchange for consulting services provided to the Company. These shares were issued pursuant to an exemption from the registration requirements of the Securities Act under Section 4(2) thereof. The recipients of these shares made customary representations regarding his or her intention to acquire the shares for investment only and not with view to or for sale in connection with any distribution thereof.

On December 10, 2007, the Company issued 151,937 shares of common stock to Strauss/Shinder in exchange for consulting services provided to the Company. These shares were issued pursuant to an exemption from the registration requirements of the Securities Act under Section 4(2) thereof. The recipients of these shares made customary representations regarding his or her intention to acquire the shares for investment only and not with view to or for sale in connection with any distribution thereof.

Purchases of equity securities by the issuer and affiliated purchasers.

None.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management's discussion and analysis of financial condition and results of operations should be read in conjunction with our audited financial statements and notes thereto contained elsewhere in this report.

Results of Operation

Fiscal Year Ended December 31, 2007 Compared to Fiscal Year Ended December 31, 2006

The Company recorded revenues of $1,244,108 in 2007, compared to $1,818,973 in 2006. Cost of sales was $933,836 in 2007, compared to $1,184,889 in 2006. In 2006 one transaction accounted for 42% of total sales, while the Company’s sales in 2007 were to a broader base of customers. The Company expects to continue to expand its customer base in 2008 as a result of its extensive marketing programs, including its participation in trade shows and private label programs.

The Company's 2007 general and administrative expenses of $2,687,557 consisted primarily of bad debt expenses for Superior Automotive Company and Carter Group Inc. of $253,163, travel costs of $439,837, and administrative payroll of $800,987. The Company paid or accrued professional fees, including legal and accounting fees, of $350,190 in connection with audits and SEC reporting. The Company incurred consulting fees of $4,644,482 in connection with the development of its business strategy, recruiting of key executives and interim managers and completing the roll out of the Battery Brain products. The Company also paid $350,190 in marketing and advertising expenses during the year. The marketing and advertising costs were related to the development of a marketing plan and marketing materials for the Company.

The Company's 2006 general and administrative expenses of $1,520,223 consisted primarily of research and development expenses of $128,296, travel costs of $401,734, and administrative payroll of $500,714, incurred in connection with the Company’s efforts to increase public awareness of its products and prepare for increased sales. The Company incurred consulting fees of $3,517,992 in 2006 in connection with the development of its business strategy, recruiting key executives and interim managers and completing the roll out of the Battery Brain products. These consulting fees are primarily paid in shares of the Company’s common stock or in stock purchase options because the Company has limited cash for such expenditures. The Company also paid $437,125 in marketing and advertising expense in 2006. The marketing and advertising costs were related to development of a marketing plan and marketing materials for the Company.

The Company recorded a net loss of $7,896,679 or $0.10 per share for the year of 2007, compared to a net loss of $5,162,631 or $0.08 per share in 2006. Excluding non cash expenses incurred through common stock and option grants, the Company would have incurred a net loss of $3,660,888, or $0.05 per share, and $2,040,176, or $0.04 per share, in 2007 and 2006, respectively. The Company expects to continue granting common stock and options as consideration for services in 2008.

Fiscal Year Ended December 31, 2006 Compared to Fiscal Year Ended December 31, 2005

During the year ended December 31, 2005, the Company began sales of the Battery Brain product. The Company recorded revenues of $151,257 during 2005 from the sales of its Battery Brain products, compared to $1,818,973 in 2006. The cost of sales for the Battery Brain was $78,167 in 2005, compared to $1,184,889 in 2006. The Company’s revenues and cost of sales increased in 2006 primarily as a result of its extensive marketing programs, including its trade shows and private label programs.

General and administrative expenses were $1,520,223 in 2006, compared to $615,441 in 2005. The Company's 2005 general and administrative expenses consisted primarily of professional fees of $131,262, travel costs of $150,538, and administrative payroll of $251,427. The Company incurred consulting fees of $3,517,992 in 2006, compared to $1,178,791 in 2005, in connection with the development of its business strategy, recruiting of key executives and interim managers and completing the roll out of the Battery Brain products. The Company also paid $437,125 in marketing and advertising expense in 2006, compared to $546,107 in 2005. The marketing and advertising costs were related to development of a marketing plan and marketing materials for the Company.

The Company recorded a net loss of $5,162,631 or $0.08 per share in 2006, compared to $2,519,577 or $0.05 per share for the year of 2005. Excluding non cash expenses incurred through common stock and option grants, the Company would have incurred a net loss of $2,197,890, or $0.04 per share, and $1,849,912, or $0.03 per share, in 2006 and 2005, respectively.

Liquidity and Capital Resources

The Company believes that it will need approximately $2,000,000 to fund its operations through December 31, 2008. As of December 31, 2007, the Company had $70,902 in cash and believes that such funds will not be sufficient to satisfy the Company's cash requirements for the next twelve (12) months.

From January 1, 2008 to March 27, 2008 the Company raised $1,433,214 through the issuance of its securities. On January 15, 2008 the Company executed a letter of intent with EKN Financial Services, Inc., regarding a proposed offering of common stock and warrants in a private placement that would raise gross proceeds of at least $2 million and not more than $4 million. Pursuant to the letter of intent the Company would offer common stock, at a price equal to 60% of the average closing price for the common stock as quoted on the OTC Bulletin Board on the 15 consecutive trading days prior to the first closing of the offering, and warrants to purchase additional shares of common stock equal to 25% of the number of shares sold in the offering. The warrants would have a per share exercise price equal to the offering price of the common stock in the offering, they would be exercisable immediately and they would have a five year term.

The Company has renegotiated the terms of three notes held by EGFE, Ltd., extending their maturity for an additional 12 months.

The Company has an aggregate of 16,560,037 vested warrants outstanding, with an aggregate exercise price of $11,611,517. However, there can be no assurance that the outstanding warrant will be exercised or that the required funds will be raised. In order to raise the funds required in order to pursue our business plan we may raise additional capital through the issuance of our securities or enter into a strategic alliance with a third party. There can be no assurance that we will be successful in raising additional capital or creating a strategic alliance. There can be no assurance that we will be able to obtain additional financing if and when needed or that, if available, financing will be on acceptable terms. Additional equity financings may be dilutive to holders of our common stock and debt securities, if available, and may involve significant payment obligations and covenants that restrict how we operate our business.

Off Balance Sheet Arrangements

None

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

The financial statements are set forth immediately following the signature page and are incorporated herein by reference.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2007. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2007.

There has not been any change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9A(T). Controls and Procedures

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Management acknowledges its responsibility for establishing and maintaining adequate internal controls over financial reporting. We are not in compliance with Section 404 of the Sarbanes-Oxley Act of 2002, but intend to commence shortly the system and process of documentation and evaluation needed to comply with Section 404.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report

During the year ended December 31, 2007, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10.  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors, Executive Officers, Promoters, and Control Persons

The following table sets forth the names, ages, and positions with the Company for each of the directors and officers of the Company as of March 31, 2008.

Name	Age	Positions and Offices

Peter Mateja	57	CEO and Director

Edward Braniff	58	CFO

Aharon Y. Levinas	61	CTO and Director

Joseph Bahat	76	Chairman

Jacob Enoch	58	Director

Tamir Levinas	36	Director

Michael Ben-Ari	48	Director

Guy Moshe	56	Director

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

The following is a brief account of the education and business experience of each of our directors and executive officers, including any other directorships held by our directors in other companies that file reports with the SEC pursuant to the Exchange Act:

Pete Mateja. Mr. Mateja has been our Chief Executive Officer since October 3, 2005 and our Director since February 26, 2007. Mr. Mateja was the President and Chief Executive Officer of Home and Park Motorhomes, a manufacturer of camper vans having revenues exceeding $100,000,000. Mr. Mateja has been president and chief executive officer and has held general management positions in automotive, medium and heavy duty truck, RV, fire truck and body building manufacturers as well as industrial manufacturers. He has led companies to significant revenue, market share and earnings improvements. Mr. Mateja has led manufacturers such as Navistar International Corporation Canada, E - One Canada, Amerock Canada and SuperPac/Frink. He is also a former president of the Automotive Parts’ Manufacturers' Association.

Edward Braniff. Mr. Braniff has been our Chief Financial Officer since May 24, 2005. He worked for AT&T for 27 years, he has a strong operational background, having held finance positions in Regulatory reporting, Assistant Treasurer, Assistant Controller and the CFO for International and Operational Divisions. Since leaving AT&T in 1998 Mr. Braniff has worked as a consultant to major corporations. He has been the CFO and then the COO for The Global TeleExchange in Virginia, (1999-2000). The Cedar Group PLC (2001-2003), a British based Public Company providing global software and consulting services.

Aharon Y. Levinas. Mr. Levinas was appointed as the Chief Technology Officer and a director of the Company as of March 23, 2005. Mr. Levinas is the sole shareholder of Purisys, Inc., a New Jersey corporation which Mr. Levinas established over 10 years ago. Mr. Levinas’ sole business activity for the last 10 years has been the development and establishment of the Battery Brain product.

Joseph Bahat. Mr. Bahat established and directed a Honda distributorship in Israel, served as the Chairman and Chief Executive Officer of Hertz International Franchisee in Israel, been the Managing Director of Hertz Rent a Car (Israel) Ltd., and been the manager of Ford Distributor in Israel. He is currently a member of the board of directors of the United Mizrahi Bank. He is also serving as the Vice President of the Israeli Federation of the Chamber of Commerce, a member of the Israel British Business Counsel, a Chairman of Mosdot House, and as Economic Ambassador of the Ministry of Commerce & Industry.

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

Audit Committee Financial Expert

The Board of Directors has not established an audit committee and does not have an audit committee financial expert. The entire Board of Directors acts as the Company’s audit committee.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires officers and directors of the Company and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes in their ownership with the Securities and Exchange Commission, and forward copies of such filings to the Company. We believe, based solely on our review of the copies of such forms and other written representations to us, that during the fiscal year ended December 31, 2007, all reporting persons complied with all applicable Section 16(a) filing requirements.

Code of Ethics

The Company has not adopted a code of ethics.

Item 11. Executive Compensation

Summary Compensation

Pete Mateja

Pete Mateja has been serving as our Chief Executive Officer since October 3, 2005, and as a director since February 26, 2007. The terms of his compensation are set forth in his consulting agreement, dated October 3, 2005, which was renewed and amended upon its expiration as of October 3, 2006. Prior to the renewal of such consulting agreement, Mr. Mateja was entitled to the following as compensation for his services: an annual base salary of $150,000; an annual bonus of up to $50,000 based on the Company's performance and meeting established objectives; and 3,000,000 stock options, each of which gives Mr. Mateja the right to purchase one share of the Company's common stock for $0.15. Such stock options shall vest pro ratably every three months over the three year period commencing January 3, 2006. The vested stock options shall be exercisable until the earlier of five years after vesting or 365 days after Mr. Mateja's termination. All remaining stock options shall automatically vest upon the Company's change in control.

Following the renewal and amendment of the consulting agreement on October 3, 2006, Mr. Mateja’s annual base salary has been increased to $170,000. In addition, commencing as of October 3, 2006, he is entitled to $700 per month as reimbursement for accommodation expenses incurred by him. The Company also agreed that, if the Company terminates Mr. Mateja’s engagement without cause it will continue to pay him under normal payroll practices for the six months immediately following such termination. Mr. Mateja’s consulting agreement expired on October 2, 2007.

During the fiscal year ending December 31, 2007 Mr. Mateja received $170,000. In addition, 1,000,000 of the stock options granted to him pursuant to the consulting agreement dated October 3, 2005 vested during the fiscal year ending December 31, 2007. During the fiscal year ended December 31, 2006, Mr. Mateja received $155,000 in salary. He also received $2,100 as reimbursement for accommodation expenses. In lieu of the $50,000 cash bonus he was entitled to pursuant to the consulting agreement, the Company agreed, on October 3, 2006, to issue to Mr. Mateja 150,000 shares of common stock and 66,666 stock purchase options, each of which entitles the holder thereof to purchase one share of common stock at $0.45 until 2011. In addition, 1,000,000 of the stock options granted to him pursuant to the consulting agreement dated October 3, 2005 vested during the fiscal year ended December 31, 2006.

During the fiscal year ended December 31, 2005, Mr. Mateja received $37,500 in salary. He received no other compensation during such fiscal year.

Edward Braniff

During the fiscal year ending December 31, 2007 Mr. Braniff received $145,000. From June 27, 2005 until October 2, 2005, the Company did not have a Chief Executive Officer and Edward Braniff, our Chief Financial Officer, was the most senior executive officer of our Company. Mr. Braniff has been serving as our Chief Financial Officer since May 24, 2005 pursuant to an Employment Agreement, dated May 24, 2005 and amended and restated as of October 25, 2006. Prior to the amendment and restatement of such employment agreement, Mr. Braniff was entitled to the following as compensation for services: $140,000, as base salary; an annual bonus of $50,000 based on performance; and options to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $0.05 per share. Such options shall vest shall vest pro ratably every three months over three year period commencing on May 24, 2005. The vested options shall be exercisable until the earlier of 5 years after vesting or 365 days after the termination of Mr. Braniff’s employment with the Company.

Following the amendment and restatement of Mr. Braniff’s employment agreement on October 25, 2006, his salary has been increased to $145,000. Mr. Braniff continues to be entitled to a bonus of up to $50,000 based on performance. In addition, Mr. Braniff is entitled to an additional bonus as follows: for each $1,000,000 in revenues above $1,200,000 earned by the Company during the fiscal year ended December 31, 2006, the Company shall pay to Mr. Braniff the following: (a) 50,000 stock options, each of which shall give him the right to purchase one share of common stock for $0.45; (b) a cash payment equal to $10,000; and (c) a cash payment equal to 2.5% of the Company’s EBIT for the fiscal year ending December 31, 2006. Mr. Braniff’s consulting agreement expired on May 23, 2008.

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

Aharon Y. Levinas

Aharon Y. Levinas has been our Chief Technology Officer since March 23, 2005 pursuant to an employment agreement, dated as of such date, as amended on April 18, 2005 and May 18, 2005. The agreement is for a 4-year term, with a base salary of $160,000, $200,000, $240,000 and $240,000 for each year of the term. In addition, the Company granted to Mr. Levinas 2,650,000 shares of common stock, which shall vest pro ratably every 3 months over a 3-year period commencing on April 4, 2005. Upon a change of control of the Company, all such shares shall automatically be issued simultaneously upon the effective date of the change of control. All benefits to be granted to the individual who will be appointed as our Chief Executive Officer shall be granted to Levinas as well, including bonuses and stock options. The agreement with Levinas provides that if Levinas is terminated during the 4-year term, or is no longer employed by us for any reason during said period, including termination for cause or death, we remain obligated to pay the full amount of payment due Levinas thereunder. During the fiscal year ended December 31, 2006, Mr. Levinas received $190,000 in salary and 66,666 stock options (each entitling the holder thereof to purchase one share of common stock for $0.45). In addition, during the fiscal year ended December 31, 2006, 833,333 shares of common stock granted to Mr. Levinas on April 4, 2005 vested. During the fiscal year ending December 31, 2007 Mr. Levinas received $230,000 in salary. In addition, during the fiscal year ended December 31, 2007, 833,333 shares of common stock which were granted to Mr. Levinas on April 4, 2005 vested. Mr. Levinas has also been a Director of the Company since March 23, 2005 and has received additional compensation for his services rendered in his capacity as Director, as discussed below in the section entitled “Compensation of Directors.”

The following table sets forth information concerning the compensation paid or earned during the fiscal years ended December 31, 2007 and 2006 for services rendered to our Company in all capacities by the following persons: (i) all individuals who served as the principal executive officer or acting in a similar capacity during the fiscal year ended December 31, 2007, regardless of compensation level; (ii) our two most highly compensated executive officers other than our principal executive officer, who were serving as executive officers at the end of 2007; and (iii) up to two additional individuals who have served as the Company’s highest paid executives but were not serving as such at the end of 2007.

SUMMARY COMPENSATION TABLE

Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Pete Mateja, CEO(1)	2007	170,000	0	0	517,042 (4)	0	0	0	687,042
	2006	155,000	64,025(2)		517,515(4)	0	0	8,400 (3)	744,940
Edward Braniff, CFO(5)	2007	145,000	0		134,379 (7)	0	0	0	279,379
	2006	143,333	56,140 (6)	0	134,390(7)	0	0	0	333,863
Aharon Y. Levinas, CTO(8)	2007	230,000	0		379,042 (10)	0	0	0	609,042
	2006	190,000		0	398,067 (9)(10)	0	0	0	588,067

(1) Mr. Mateja has been serving as our Chief Executive Officer since October 3, 2005.
(2) Represents the value of 150,000 shares of common stock and 66,666 stock purchase options (each of which entitles the holder thereof to purchase one share of common stock at $0.45), which were granted to Mr. Mateja in lieu of a cash bonus on October 3, 2006. The value of such shares and stock options was based on the following assumptions: $.30 per share on the share grant and a Black-Scholes Model value of $19,025.
(3) Pursuant to Mr. Mateja’s consulting agreement, from and after October 3, 2006, he is entitled to $700 per month as reimbursement for accommodation expenses incurred by him.
(4) Represents the value of 3,000,000 stock options granted to Mr. Mateja on October 3, 2005, subject to vesting as described below. Each option gives Mr. Mateja the right to purchase one share of the Company's common stock for $0.15. Such stock options shall vest pro ratably every three months over the three year period commencing three months from October 3, 2005. The vested stock options shall be exercisable until the earlier of five years after vesting or 365 days after Mr. Mateja's termination. All remaining stock options shall automatically vest upon the Company's change in control. The value of such stock options was based on the following assumptions: a Black-Scholes Model value of $517,515.
(5) Mr. Braniff has been serving as our Chief Financial Officer since May 24, 2005.
(6) During the fiscal year ended December 31, 2006, Mr. Braniff received a bonus consisting of the following awards: 100,000 shares of common stock, granted on October 25, 2006; 50,000 stock options (each entitling Mr. Braniff to purchase one share of common stock for $0.30), granted on October 25, 2006; and 33,333 stock options (each entitling Mr. Braniff to purchase one share of common stock for $0.45), granted on May 31, 2006. The value of such shares and stock options was based on the following assumptions: $.30 per share on the share grant and a Black-Scholes Model value of $ 9,513.
(7) Represents the value of 1,000,000 stock options granted to Mr. Braniff on May 24, 2005, subject to vesting as described below. Each stock option entitles Mr. Braniff to purchase one share of the Company’s common stock at an exercise price of $0.05. Such options shall vest pro ratably every three months over a three year period commencing on May 24, 2005. The vested options shall be exercisable until the earlier of 5 years after vesting or 365 days after the termination of Mr. Braniff’s employment with the Company. The value of such stock options was based on the following assumptions: a Black-Scholes Model value of $ 134,390.
(8) Mr. Levinas has been serving as our Chief Technology Officer since March 23, 2005.
(9) Represents the value of 66,666 stock options (each entitling the holder thereof to purchase one share of common stock for $0.45), which were granted to Mr. Levinas on October 3, 2006. The value of such stock options was based on the following assumptions: a Black-Scholes Model value of $ 19,025.
(10) Represents the value of 2,650,000 shares of common stock granted to Mr. Levinas, which vest pro ratably every 3 months over a 3-year period commencing on April 4, 2005. Such shares were issued in consideration for services rendered by Mr. Levinas pursuant to his employment agreement with the Company, dated March 23, 2005, as amended on April 18, 2005 and May 18, 2005. The value of such shares was based on the following assumptions: a Black-Scholes Model value of $ 379,042.

Outstanding Equity Awards

The table set forth below presents certain information concerning unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer above outstanding as of December 31, 2007.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexer- cisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exer- cise Price ($) (e)	Option Expira- tion Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#) (j)
Pete Mateja	3,000,000(1)	0	0	0.15	* (1)	1,000,000	517,515	0	0
	66,666(2)	0	0	0.45	* (1)	0	0	0	0
Edward Braniff	1,000,000(3)	0	0	0.05	* (3)	166,667	0	0	0
	50,000(4)	0	0	0.30	* (3)	0	0	0	0
	33,333(5)	0	0	0.45	* (3)	0	0	0	0
Aharon Y. Levinas	66,666(6)	0	0	0.45	0	0	0	0	0
	2,650,000	0	0	0	0	441,666(7)

(1) Pursuant to an Employment Agreement, dated October 3, 2005 and amended on October 3, 2006, between our Company and Pete Mateja, our Chief Executive Officer and Director, we granted to Mr. Mateja 3,000,000 stock options, subject to vesting as described below. Each option gives Mr. Mateja the right to purchase one share of the Company's common stock for $0.15. Such stock options vest pro ratably every three months over the three year period commencing January 3, 2006 and are exercisable until the earlier of five years after vesting or 365 days after Mr. Mateja's termination. All remaining stock options shall automatically vest upon the Company's change in control. As of December 31, 2007, 2,000,000 of such stock options had vested.
(2) On October 3, 2006, the Company granted to Mr. Mateja 66,666 stock purchase options, each of which entitles the holder thereof to purchase one share of common stock at $0.45.
(3) Pursuant to an Employment Agreement, dated May 24, 2005, between our Company and Edward Braniff, our Chief Financial Officer, we granted to Mr. Braniff 1,000,000 stock options, subject to vesting as described below. Each stock option entitles Mr. Braniff to purchase one share of the Company’s common stock at an exercise price of $0.05. Such options shall vest pro ratably every three months over a three year period commencing on May 24, 2005. The vested options shall be exercisable until the earlier of 5 years after vesting or 365 days after the termination of Mr. Braniff’s employment with the Company. All remaining stock options shall automatically vest upon the Company's change in control. As of December 31, 2007, 843,333 of the stock options had vested.
(4) On October 25, 2006, we issued 50,000 stock options to Mr. Braniff (each entitling Mr. Braniff to purchase one share of common stock for $0.30) in lieu of a cash bonus.
(5) On December 31, 2006, we issued 33,333 stock options to Mr. Braniff (each entitling Mr. Braniff to purchase one share of common stock for $0.45) as a bonus pursuant to his employment agreement, dated May 24, 2005 and amended and restated on October 25, 2006.
(6) On October 3, 2006, the Company granted to Mr. Levinas 66,666 stock options (each entitling the holder thereof to purchase one share of common stock for $0.45).
(7) Pursuant to an Employment Agreement, dated March 23, 2005, between our Company and Aharon Y. Levinas, our Chief Technology Officer, as amended on April 18, 2005 and May 18, 2005, we granted to Mr. Levinas 2,650,000 shares of common stock, which shall vest pro ratably every 3 months over a 3-year period commencing on April 4, 2005. Upon a change of control of the Company, all such shares shall automatically be issued simultaneously upon the effective date of the change of control. As of December 31, 2007, 2,208,333 of such shares had vested.

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

Each of the following directors entered into their letter agreements on February 26, 2007, the date that they were appointed as directors: Pete Mateja, Guy Moshe, and Michael Ben-Ari. Pursuant to their letter agreements, each director agreed to serve as a director of the Company until the next annual meeting of the Company’s shareholders. As compensation for his services, each such director shall be paid $4,000 for each year that he serves as director. In addition, he shall be paid $1,000 for each board or committee meeting at which he is physically present. He shall also receive 540,000 common stock purchase options, which shall vest in quarterly increments of 45,000 over a three year period. Each such common stock purchase option shall entitle the holder thereof to purchase one share of the common stock of the Company for a price of $0.35 per share, and it shall be exercisable for three years after the date of vesting. If the Company undergoes a change in control, all stock options shall vest automatically upon the date of such change in control.

On November 9, 2006, we also granted an additional 195,000 stock options, subject to vesting as described below, to each of the following directors: Aharon Y. Levinas, Tamir Levinas, Jacob Enoch, Joseph Bahat, and Amir Uziel. Each such stock option entitles the holder thereof to purchase one share of common stock for a price of $0.15, exercisable for three years after the date that date of vesting. Such stock options shall vest quarterly over three years, commencing on November 9, 2006.

The following table sets forth certain information regarding the compensation paid to our Directors during the fiscal year ended December 31, 2007. In determining the value of the stock options described below, we made the following assumptions: The value of the stock option shares was based on a Black-Scholes Model value of $ 168,203 for each Director.

COMPENSATION OF DIRECTORS
Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Non-Qualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (j)
Aharon Y. Levinas	6,000	0	71,982	0	0	0	79,482
Amir Uziel	27,000	0	14,017	0	0	0	41,017
Joseph Bahat	7,500	0	71,982	0	0	0	79,482
Jacob Enoch	7,500	0	71,982	0	0	0	79,482
Tamir Levinas	66,000	0	71,982	0	0	0	137,982
Peter Mateja	4,000	0	86,176	0	0	0	90,176
Mike Ben Ari	6,000	0	75,436	0	0	0	81,436
Guy Moscha	6,000	0	75,436	0	0	0	81,436

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table lists, as of March 1, 2008, the number of shares of Common Stock beneficially owned by (i) each person or entity known to the Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of the Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 84,672,679 shares of Common Stock issued and outstanding as of March 27, 2008. Unless otherwise provided, the address of each person listed in the following table is c/o Smart Energy Solutions, Inc., 210 West Parkway, #7, Pompton Plains, NJ 07444.

Name of Beneficial Owner	Title Of Class	Amount and Nature of Beneficial Ownership	Percent of Class

5% Owners:

EGFE, Ltd.	Common	5,201,998 (1)	6.1%

Directors and Executive Officers:

Peter Mateja	Common	3,756,666(2)(3)(4)	4.4%

Edward Braniff	Common	1,183,333 (5)(6)	1.4%

Michael Ben-Ari	Common	6,413,824(7)(8)(9)	7.6%

Moshe Guy	NA	540,000	Less than 1%

Joseph Bahat	Common	655,000(8) (9)	Less than 1%

Jacob Enoch	Common	655,000(8)(9)	Less than 1%

Aharon Y. Levinas	Common	13,678,466 (8)(9)(10)(11)	16.2%

Tamir Levinas	Common	2,600,000(8)(9)	3.0%

All directors and executive officers as a group (6 persons)	Common	29,518,072 (2)(3)(4)(5)(6)(7)(8)(9)(10)(11)	34.9%

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
(2) Includes 3,000,000 shares of common stock issuable upon exercise of 3,000,000 stock options granted to Mr. Mateja pursuant to a Consulting Agreement, dated October 3, 2005, between the Company and Peter Mateja. Each stock option provides to Mr. Mateja the right to purchase one share of the Company's common stock for $0.15. Such stock options shall vest pro ratably every three months over the three year period commencing three months from October 3, 2005.
(3) Includes 150,000 shares and shares of common stock issuable upon exercise of 66,666 stock purchase options, each of which entitles the holder thereof to purchase one share of common stock at $0.45, which were granted to Mr. Mateja on October 3, 2006.
(4) Includes shares of common stock issuable upon exercise of 540,000 stock options granted to Mr. Mateja pursuant to a letter agreement, dated February 26, 2007, as partial compensation for services rendered by such person in his capacity as a director of the Company. Each option entitles the holder thereof to purchase one share of common stock of the Company for a price of $0.35 per share. The options are exercisable for three years after the date that the stock options vest. Such stock options shall vest quarterly over the three year period commencing on the date of the letter agreement.
(5) Includes 1,000,000 shares of common stock issuable upon exercise of 1,000,000 stock options granted to Mr. Braniff pursuant to an Employment Agreement, dated May 24, 2005, between the Company and Edward Braniff. Each stock option provides to Mr. Braniff the right to purchase one share of the Company’s common stock at an exercise price of $0.05 per share. Such options shall vest shall vest pro ratably every three months over three year period commencing on May 24, 2005. The vested options shall be exercisable until the earlier of 5 years after vesting or 365 days after termination of Mr. Braniff’s employment with the Company. The options were issued in consideration for Mr. Braniff’s services rendered to the Company in his capacity as Chief Financial Officer.
(6) Includes 100,000 shares and 50,000 stock options (each entitling Mr. Braniff to purchase one share of common stock for $0.30), granted on October 25, 2006, and 33,333 stock options (each entitling Mr. Braniff to purchase one share of common stock for $0.45), granted on May 31, 2006.
(7) Includes 3,320,802 shares of common stock issuable upon conversion of three convertible promissory notes issued in 2006 by the Company to EGFE, Ltd., each in the principal amount of $500,000. The sole owner and manager of EGFE, Ltd. is Michael Ben-Ari, our director. See Note 1 above.
(8) Includes shares of common stock issuable upon exercise of 345,000 stock options granted to such person pursuant to a letter agreement entered into with such person on July 29, 2005, as partial compensation for services rendered by such person in his capacity as a Director of the Company. Each option entitles the holder thereof to purchase one share of common stock of the Company for a price of $0.15 per share. The options are exercisable for three years after the date that the stock options vest. Such stock options shall vest quarterly over the three year period commencing three months from the date of the Letter Agreement, so that 28,750 stock options shall vest every three months.
(9) Includes shares of common stock issuable upon exercise of 195,000 stock options granted to such person pursuant to a Board Meeting on November 9, 2006, as partial compensation for services rendered by such person in his capacity as a Director of the Company. Each option entitles the holder thereof to purchase one share of common stock of the Company for a price of $0.35 per share. The options are exercisable for three years after the date that the stock options vest. Such stock options shall vest quarterly over the three year period commencing three months from the date of the board meeting, so that 16,250 stock options shall vest every three months.
(10) Includes 2,650,000 shares of common stock granted to Mr. Levinas, which shall vest pro ratably every 3 months over a 3-year period commencing on April 4, 2005. Such shares were issued in consideration for services rendered by Mr. Levinas pursuant to his employment agreement with the Company, dated March 23, 2005, as amended on April 18, 2005 and May 18, 2005.
(11) Includes 66,666 stock options (each entitling the holder thereof to purchase one share of common stock for $0.45) granted to Mr. Levinas on October 3, 2006.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Transactions

On August 17, 2007, the Company issued 100,000 shares of common stock to Edward Braniff, the Company’s Chief Financial Officer, as a bonus that was granted to Mr. Braniff on October 25, 2006.

On July 2, 2007, the Company issued 45,000 shares of common stock to Michael Ben-Ari, a director of the Company. These shares were issued upon exercise of options granted to Mr. Ben-Ari, as consideration for his service on the Company’s board of directors, for an aggregate exercise price of $15,750.

On May 17, 2007, the Company issued 1,333,333 shares of common stock to Michael Ben-Ari as consideration for consulting services provided to the Company.

During the three months ended September 30, 2006, the Company issued 142,857 shares of common stock to EGFE, Ltd. EGFE is the beneficial owner of more than 5% of the Company’s outstanding common stock, and its sole owner and manager is Michael Ben-Ari, who has been our director since February 26, 2007. Such shares were issued in connection with the promissory note, dated May 22, 2006 and amended on March 6, 2007, in the principal amount of $500,000, issued by the Company to EGFE.

On September 14, 2006, the Company issued to EGFE a demand promissory note, in the principal amount of $500,000. In consideration therefor, EGFE loaned $500,000 to the Company. Interest on such promissory note will accrue at the rate of 12% per year. On March 6, 2007, such note was amended and restated for the purpose of providing that the entire principal sum and all accrued interest due under the promissory note shall be paid on September 30, 2007.

On May 22, 2006, the Company issued to EGFE two convertible promissory notes, each in the principal amount of $500,000. In consideration therefor, EGFE agreed to pay to the Company an aggregate of $1,000,000. Interest on each note will accrue at the rate of 15% per annum. The entire principal sum and all accrued interest due under each note shall be paid on the maturity date of the respective note. The maturity date of one of the notes was originally June 4, 2007, but such note was amended on March 6, 2007 for the purpose of extending the maturity date to June 4, 2008. The maturity date of the other Note was originally May 24, 2007, but such note was amended on March 6, 2007 for the purpose of extending the maturity date to May 24, 2008. Pursuant to each promissory note, EGFE has the right, at its option, to convert the outstanding principal and interest due under the promissory notes to shares of the Company's common stock. The number of shares of common stock that shall be issued upon conversion will be calculated by dividing the amount of outstanding principal and interest that EGFE elects to convert by the conversion price specified therein. The conversion price will be calculated as follows: (1) if the Company is not in default under the terms of the note, the conversion price shall be equal to 95% of the average of the last bid and ask price of the common stock as quoted on the Over-The-Counter-Bulletin -Board or such other exchange where the common stock is quoted or listed for the five trading days preceding EGFE's election to convert; or (2) if the Company is in default under the terms of the Note, the conversion price shall be equal to 50% of the of the average of the last bid and ask price of the common stock as quoted on the Over-The-Counter-Bulletin -Board or such other exchange where the common stock is quoted or listed for the five trading days preceding EGFE, Ltd.'s election to convert.

As of March 6, 2006, the Company has received a lock-up agreement from each of 29 shareholders with respect to an aggregate of 37,029,528 shares (representing 51%) of the Company's outstanding common stock. Each lock-up agreement prohibits the shareholder from selling the shares which are specified in such shareholder's lock-up agreement until April 2008, except as follows: (1) after April 2006, the shareholder may sell 20% of the shares specified in such shareholder's lock-up agreement; (2) after April 2007, the shareholder may sell 30% of the shares specified in such shareholder's lock-up agreement; (3) after April 2008, the balance remaining may be sold by the shareholder. Notwithstanding the foregoing, the shares held by the shareholder may be sold at anytime as long as such sale does not involve the shares being sold on the Over-The-Counter Bulletin Board (or any other exchange or medium where the securities of the Company are listed or quoted), provided that any transferee agrees to be bound by the terms of the lock-up agreement.

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

On October 3, 2005, the Company entered into a Consulting Agreement with Peter Mateja, pursuant to which Mr. Mateja was engaged as the Chief Executive Officer of the Company. As compensation for his services, Mr. Mateja will receive an annual base salary of $150,000 and an annual bonus of up to $50,000 based on the Company's performance and meeting established objectives which shall be submitted by Mr. Mateja and approved by the Company's board of directors. In addition, the Company granted to Mr. Mateja 3,000,000 stock options, each of which gives Mr. Mateja the right to purchase one share of the Company's common stock for $0.15. Such stock options shall vest pro ratably every three months over the three year period commencing three months from October 3, 2005. The vested stock options shall be exercisable until the earlier of five years after vesting or 365 days after Mr. Mateja's termination. All remaining stock options shall automatically vest upon the Company's change in control. The term of the Consulting Agreement was for one year, commencing on the date thereof.  On October 3, 2006 Mr. Mateja’s consulting agreement was renewed and amended, to provide for an annual base salary of $170,000 and $700 per month as reimbursement for accommodation expenses incurred by him. The Company also agreed that, if the Company terminates Mr. Mateja’s engagement without cause it will continue to pay him under normal payroll practices for the six months immediately following such termination. Mr. Mateja’s consulting agreement expired on October 2, 2007.

On July 29, 2005, the Company entered into a separate Letter Agreement with each of its five directors (the "Letter Agreements"): Joseph Bahat, Jacob Enoch, Amir Uziel, Tamir Levinas, and Aharon Y. Levinas. The terms of each Letter Agreement are identical. Pursuant to the Letter Agreements, each director agreed to serve as a director of the Company until the Annual Meeting of Shareholders that is to be held in 2006. The director may be removed from his position at any time by the affirmative vote of the majority of the directors or the affirmative vote of the majority of the Company's shareholders. The director may resign at any time. As compensation for his services, each director shall be paid $4,000 for each year that he serves as director, payable quarterly in arrears. In addition, each director shall be paid $1,000 for each board or committee meeting at which he is physically present. Each director shall also receive options to purchase 345,000 shares of the common stock of the Company for a price of $0.15 per share, exercisable for three years after the date that the stock options vest. Such stock options shall vest every quarterly over the next three years commencing three months from the date of the Letter Agreement, so that 28,750 stock options shall vest every three months. If the Company undergoes a change in control, all stock options shall vest automatically upon the date of such change in control.

Each of the following directors entered into their letter agreements on February 26, 2007, the date that they were appointed as directors: Pete Mateja, Guy Moshe, and Michael Ben-Ari. Pursuant to their letter agreements, each director agreed to serve as a director of the Company until the next annual meeting of the Company’s shareholders. As compensation for his services, each such director shall be paid $4,000 for each year that he serves as director. In addition, he shall be paid $1,000 for each board or committee meeting at which he is physically present. He shall also receive 540,000 common stock purchase options, which shall vest in quarterly increments of 45,000 over a three year period. Each such common stock purchase option shall entitle the holder thereof to purchase one share of the common stock of the Company for a price of $0.35 per share, and it shall be exercisable for three years after the date of vesting. If the Company undergoes a change in control, all stock options shall vest automatically upon the date of such change in control.

On July 1, 2005, the Company entered into a Consulting Agreement with Tamir Levinas, which was thereafter amended in February, 2006. Mr. Levinas manages our research and development facility in Israel and is also a principal of Aniam Engineering. Aniam Engineering is responsible for our research and development laboratory and also manages our relationships with some of our component manufacturing suppliers in Israel. As compensation for his services, he is entitled to a consulting fee of $5,000 per month plus reimbursement of reasonable costs incurred on behalf of the Company.

On May 24, 2005, the Company and Edward Braniff entered into an employment agreement pursuant to which Braniff was employed by the Company as its Chief Financial Officer with an annual base salary of $140,000, an annual bonus of $50,000 based on performance, and options for 1,000,000 shares at $0.05. On October 25, 2006 Mr. Braniff’s employment agreement was amended and restated to provide for an annual base salary of $145,000. Mr. Braniff continues to be entitled to a bonus of up to $50,000 based on performance. In addition, Mr. Braniff is entitled to an additional bonus as follows: for each $1,000,000 in revenues above $1,200,000 earned by the Company during the fiscal year ended December 31, 2006, the Company shall pay to Mr. Braniff the following: (a) 50,000 stock options, each of which shall give him the right to purchase one share of common stock for $0.45; (b) a cash payment equal to $10,000; and (c) a cash payment equal to 2.5% of the Company’s EBIT for the fiscal year ending December 31, 2006. Mr. Braniff’s employment agreement was amended and restated on October 25, 2006 to provide for an annual base salary of $145,000. Mr. Braniff continues to be entitled to a bonus of up to $50,000 based on performance. In addition, Mr. Braniff is entitled to an additional bonus as follows: for each $1,000,000 in revenues above $1,200,000 earned by the Company during the fiscal year ended December 31, 2006, the Company paid to Mr. Braniff the following: (a) 50,000 stock options, each of which shall give him the right to purchase one share of common stock for $0.45; (b) a cash payment equal to $10,000; and (c) a cash payment equal to 2.5% of the Company’s EBIT for the fiscal year ending December 31, 2006. Mr. Braniff’s employment agreement expired on May 22, 2008.

We have an agreement with Aharon Y. Levinas, who became the Chief Technology Officer and a director as of March 23, 2005. The agreement is for a 4-year term, with a base salary of $160,000, $200,000, $240,000 and $240,000 for each year of the term. All benefits to be granted to the individual who will be appointed as our Chief Executive Officer shall be granted to Levinas as well, including bonuses and stock options. Mr. Levinas shall receive a cell phone and a car allowance. The consulting agreement with Mr. Levinas provides that if Mr. Levinas is terminated during the 4-year term, or is no longer employed by us for any reason during said period, including termination for cause or death, we remain obligated to pay the full amounts due Mr. Levinas thereunder. Mr. Levinas’ agreement was amended on April 18 and May 18 of 2005 to provide, among other things, for a grant of 2,650,000 shares of common stock, which shall vest pro ratably every 3 months over a 3-year period commencing on April 4, 2005. Upon a change of control of the Company, all such shares shall automatically be issued simultaneously upon the effective date of the change of control.

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

Director Independence

We believe that the following of our directors currently meet the definition of “independent” as promulgated by the rules and regulations of NASDAQ: Joseph Bahat, Jacob Enoch, Guy Moshe and Michael Ben-Ari.

Peter Mateja, Aharon Levinas and Tamir Levinas are employees or relatives of employees of the Company and do not qualify as “independent” under the rules and regulations of NASDAQ.

Item 14. Principal Accounting Fees and Services

Chisholm, Bierwolf & Nilson, LLC has been serving as the Company’s auditor since May 17, 2005. Squire & Company, PC served as the Company’s auditors from June 10, 2002 until May 17, 2005. Their pre-approved fees billed to the Company are set forth below:

	Fiscal year ending December 31, 2007	Fiscal year ending December 31, 2006
Audit Fees	$22,686	$22,686
Audit Related Fees	$8,158	$8,158
Tax Fees	$0	$0
All Other Fees	$0	$0

As of December 31, 2006, the Company did not have a formal documented pre-approval policy for the fees of the principal accountant.

Item 15. Exhibits, Financial Statement Schedules

(a) Financial Statements:

Our financial statements, as indicated by the Index to Consolidated Financial Statements set forth below, begin on page F-1 of this Form 10-K, and are hereby incorporated by reference. Financial statement schedules have been omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firms	F-1

Balance Sheet	F-2

Statements of Operations	F-3

Statements of Stockholders' Equity	F-4

Statements of Cash Flows	F-5 - F-6

Notes to the Financial Statements	F-7 - F-18

(b) Exhibits:

3.1	Articles of Incorporation	Previously filed with the Company’s Definitive Proxy Statement on Schedule 14A, filed with the SEC on July 19, 2005

3.2	Bylaws	Previously filed with the Company’s Definitive Proxy Statement on Schedule 14A, filed with the SEC on July 19, 2005

10.1	Letter of Intent	Previously filed with the Company’s Current Report on Form 8-K, filed with the SEC on December 17, 2004

10.2	Letter, dated February 28, 2005, between Purisys, Inc. and the Company	Previously filed with the Company’s Current Report on Form 8-K, filed with the SEC on March 1, 2005

10.3	Asset Purchase Agreement dated as of March 23, 2005 among the Company, Purisys, Inc. and Aharon Y. Levinas	Previously filed with the Company’s Current Report on Form 8-K, filed with the SEC on March 28, 2005

10.4	Consulting Agreement dated as of March 23, 2005 between the Company and Aharon Y. Levinas	Previously filed with the Company’s Current Report on Form 8-K, filed with the SEC on March 28, 2005

10.5	Amended and Restated Employment Agreement, dated May 18, 2005 between the Company and Aharon Y. Levinas	Previously filed with the Company’s current report on Form 8-K as Exhibit 10.9, filed with the SEC on April 22, 2007

10.6	Employment Agreement between the Company and Edward Braniff	Previously filed with the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2005, filed with the SEC on May 23, 2005

10.7	Consulting Agreement between the Company and Peter Mateja	Previously filed as exhibit 10.22 with the Company’s Current Report on Form 8-K, filed with the SEC on October 12, 2005

10.8	Distribution Agreement, dated January 15, 2006, between the Company and Elcart Distribution S.P.A.	Previously filed as exhibit 10.23 with the Company’s Current Report on Form 8-K, filed with the SEC on January 23, 2006

10.9	15% Convertible Promissory Note Due May 24, 2007, made by the Company in favor of EGFE, Ltd.	Previously filed as exhibit 10.26 with the Company’s Current Report on Form 8-K, filed with the SEC on May 25, 2006

10.10	15% Convertible Promissory Note Due June 4, 2007, made by the Company in favor of EGFE, Ltd.	Previously filed as exhibit 10.27 with the Company’s Current Report on Form 8-K, filed with the SEC on May 25, 2006

10.11	Distributorship Agreement, dated June 22, 2006, by and between the Company and Carter Group, Inc.	Previously filed as exhibit 10.28 with the Company’s Current Report on Form 8-K, filed with the SEC on June 28, 2006

10.12	Profit Sharing and Internet Distribution Agreement, dated June 22, 2006, by and between Company and Carter Group, Inc.	Previously filed as exhibit 10.29 with the Company’s Current Report on Form 8-K, filed with the SEC on June 28, 2006

10.13	Finder’s Agreement, dated June 22, 2006, by and between Company and Carter Group, Inc.	Previously filed as exhibit 10.30 with the Company’s Current Report on Form 8-K, filed with the SEC on June 28, 2006

10.14	Demand Promissory Note, dated September 14, 2006, made by the Company in favor of EGFE, Ltd.	Previously filed as exhibit 10.31 with the Company’s Current Report on Form 8-K, filed with the SEC on September 19, 2006

10.15	Amended and Restated Employment Agreement, dated October, 2006, between Edward Braniff and the Company	Previously filed as exhibit 10.15 to the Company’s annual report on 10-KSB filed with the SEC on April 13, 2007

10.16	First Amendment to Consulting Agreement, dated November, 2006, between Pete Mateja and the Company	Previously filed as exhibit 10.15 to the Company’s annual report on 10-KSB filed with the SEC on April 13, 2007

10.17	Director Agreement, dated March 19, 2007, between the Company and Moshe Guy	Previously filed as exhibit 10.1 with the Company’s Current Report on Form 8-K, filed with the SEC on March 23, 2007

10.18	Director Agreement, dated March 19, 2007, between the Company and Pete Mateja	Previously filed as exhibit 10.3 with the Company’s Current Report on Form 8-K, filed with the SEC on March 23, 2007

10.19	Director Agreement, dated March 19, 2007, between the Company and Michael Ben-Ari	Previously filed as exhibit 10.2 with the Company’s Current Report on Form 8-K, filed with the SEC on March 23, 2007

10.20	Distibutor Agreement between the Company and OnGuard Dealer Services LLC	Previously filed as exhibit 10.2 with the Company’s Form 8-KA, filed with the SEC on March 24, 2008

10.21	Letter of Intent between the Company and Carter Group Canadian	Previously filed as exhibit 99.1 with the Company’s Form 8-K, filed with the SEC on August 15, 2007

10.22	Stock Purchase Agreement ($0.30 offering)	Previously filed as exhibit 10.32 with the Company’s Form 8-K, filed with the SEC on January 9, 2007

10.23	Lock-up letter (form of)	Previoulsy filed as exhibit 10.25 with the Company’s Form 8-K, filed with the SEC on March 7, 2006

10.24	Distributorship Agreement between the Company and Superior Automotive Company	Previoulsy filed as exhibit 10.24 with the Company’s Form 8-K, filed with the SEC on January 23, 2006

10.25	Director Agreement between the Company and Joseph Bahat	Previously filed as exhibit 10.17 with the Company’s Form 8-K, filed with the SEC on August 2, 2006

10.26	Director Agreement between the Company and Jacob Enoch	Previously filed as exhibit 10.18 with the Company’s Form 8-K, filed with the SEC on August 2, 2005

10.27	Director Agreement between the Company and Aharon Y. Levinas	Previously filed as exhibit 10.19 with the Company’s Form 8-K, filed with the SEC on August 2, 2005

10.28	Director Agreement between the Company and Tamir Levinas	Previously filed as exhibit 10.20 with the Company’s Form 8-K, filed with the SEC on August 2, 2005

10.29	Director Agreement between the Company and Amir Uziel	Previously filed as exhibit 10.21 with the Company’s Form 8-K, filed with the SEC on August 2, 2005

10.30	Agreement between the Company and Tamir Levinas	Previously filed as exhibit 10.16 with the Company’s Form 8-K, filed with the SEC on July 20, 2005

10.31	Agreement between the Company and E. Schnapp & Co. Works Ltd.	Previously filed as exhibit 10.14 with the Company’s Form 8-K, filed with the SEC on July 1, 2005

10.32	Consulting Agreement between the Company and Shiri Levinas	Previously filed as exhibit 10.15 with the Company’s Form 8-K, filed with the SEC on July 1, 2005

10.33	Second Amendment and Restated to Employment Agreement between the Company and Aharon Levinas	Previously filed as exhibit 10.3 with the Company’s Form 10-QSB, filed with the SEC on May 23, 2005

10.34	Regulation S Subscription Agreement ($0.50 per share)	Previously filed as exhibit 10.10 with the Company’s Form 8-K, filed with the SEC on April 22, 2005

10.35	Regulation S Subscription (1 unit= 1 share of common stock, 1 Class A Warrant, and 1 Class B Warrant at $0.20 per unit)	Previously filed as exhibit 10.11 with the Company’s Form 8-K, filed with the SEC on April 22, 2005

10.36	Class A Warrant Agreement	Previously filed as exhibit 10.12 with the Company’s Form 8-K, filed with the SEC on April 22, 2005

10.37	Class B Warrant Agreement	Previously filed as exhibit 10.13 with the Company’s Form 8-K, filed with the SEC on April 22, 2005

31.1	Rule 13a-14(a)/15d14(a) Certifications of Principal Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d14(a) Certifications of Principal Financial Officer	Filed herewith

32.1	Section 1350 Certifications	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMART ENERGY SOLUTIONS, INC., INC.

Dated: March 31, 2008	By:	/s/ Peter Mateja
Name: Peter Mateja
Title: Chief Executive Officer and Director

Dated: March 31, 2008	By:	/s/ Edward Braniff
Name: Edward Braniff
Title: Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Pete Mateja	Chief Executive Officer	March 31, 2008
Pete Mateja

/s/ Edward Braniff	Chief Financial Officer	March 31, 2008
Edward Braniff

/s/ Aharon Y. Levinas	Chief Technology Officer and Director	March 31, 2008
Aharon Y. Levinas

/s/ Tamir Levinas	Director	March 31, 2008
Tamir Levinas

/s/ Joseph Bahat	Chairman and Director	March 31, 2008
Joseph Bahat

/s/ Guy Moshe	Director	March 31, 2008
Guy Moshe

/s/ Michael Ben-Ari	Director	March 31, 2008
Michael Ben-Ari

/s/ Jacob Enoch	Director	March 31, 2008
Jacob Enoch

SMART ENERGY SOLUTIONS, INC.

FINANCIAL STATEMENTS

December 31, 2007 and 2006

C O N T E N T S

Chisholm
Bierwolf
&
Nilson, LLC Certified Public Accountants

Todd D. Chisholm, Audit Partner
Nephi J. Bierwolf, Tax Partner
Troy F. Nilson, Audit Partner

533 West 2600 South, Suite 25 • Bountiful, Utah 84010 • Phone (801) 292-8756 • Fax (801) 292-8809 • www.cbncpa.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Shareholders
Smart Energy Solutions, Inc.
Pompton Plains, New Jersey

We have audited the accompanying balance sheets of **Smart Energy Solutions, Inc.** as of December 31, 2007 and 2006, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the PCAOB (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing our procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. As such we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Smart Energy Solutions, Inc. as of December 31, 2007 and 2006 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred substantial losses from operations, has negative working capital, negative cash flows from operations and has limited sales of its product which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Chisholm, Bierwolf & Nilson LLC

Chisholm, Bierwolf & Nilson, LLC
Bountiful, Utah
January 25, 2008

Member of AICPA, UACPA & Registered with PCAOB

SMART ENERGY SOLUTIONS, INC.
Balance Sheets

ASSETS
	December 31,	December 31,
	2007	2006

CURRENT ASSETS

Cash	$70,902	$963,627
Accounts receivable, net	259,552	1,230,588
Inventory	955,912	213,441
Prepaid expenses	485	154,709
Total Current Assets	1,286,851	2,562,365

PROPERTY AND EQUIPMENT, net	42,062	54,796

OTHER ASSETS
Deferred loan fees, net	-	81,378
Trademark, net	715	1,001
Deposits	23,700	32,513
Battery Brain technology, net	23,449	33,871
Total Other Assets	47,864	148,763
TOTAL ASSETS	$1,376,777	$2,765,924

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$481,060	$309,924
Bank overdraft	52,294	71,424
Deferred revenue	140,000	-
Convertible debt, net	1,475,613	1,459,795
Total Current Liabilities	2,148,967	1,841,143
TOTAL LIABILITIES	2,148,967	1,841,143

COMMITMENTS	-	-
STOCKHOLDERS' EQUITY

Preferred stock:no par value;1,000,000 shares
authorized; none outstanding
Common stock, no par value; 500,000,000 shares authorized; 82,022,679
and 71,510,628 shares issued and outstanding, respectively	15,722,872	9,523,164
Accumulated deficit	(16,495,062)	(8,598,383)
Total Stockholders' Equity (Deficit)	(772,190)	924,781
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,376,777	$2,765,924

The accompanying notes are an integral part of these condensed financial statements.

SMART ENERGY SOLUTIONS, INC.
Statements of Operations

	For the Years Ended
	December 31,
	2007	2006

REVENUES	$1,244,108	$1,818,973

COST OF GOODS SOLD	933,836	1,184,889
GROSS PROFIT	310,272	634,084

OPERATING EXPENSES

General and administrative	2,687,557	1,520,223
Marketing and advertising	350,190	437,125
Professional fees	334,506	150,345
Consultation fees	4,644,482	3,517,992
Total Operating Expenses	8,016,735	5,625,685

LOSS FROM OPERATIONS	(7,706,463)	(4,991,601)

OTHER INCOME (EXPENSES)
Interest income	35,602	19,315
Interest expense	(225,818)	(190,345)

Total Other Income (Expenses)	(190,216)	(171,030)

NET LOSS BEFORE INCOME TAXES	(7,896,679)	(5,162,631)

INCOME TAX EXPENSE	-	-

NET LOSS	$(7,896,679)	$(5,162,631)

BASIC LOSS PER SHARE	$(0.10)	$(0.08)

BASIC WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	78,979,737	67,453,046

The accompanying notes are an integral part of these condensed financial statements.

SMART ENERGY SOLUTIONS, INC.
Statements of Stockholders' Equity (Deficit)
For the Period January 1, 2006 through December 31, 2007

	Shares	Amount	Deficit	Total
Balance, January 1, 2006	63,279,605	$4,373,047	$(3,435,752)	$937,295

Common stock issued for cash	5,959,845	1,889,416	-	1,889,416

Common stock issued for services	1,742,607	1,001,220	-	1,001,220

Common stock issued for
exercise of warrants	200,000	90,000	-	90,000

Common stock issued for
loan fees	328,571	157,714	-	157,714

Valuation of options and warrants	-	1,963,521	-	1,963,521

Value attributable to beneficial
conversion feature of
convertible debt	-	48,246	-	48,246

Net loss for the year ended
December 31, 2006	-	-	(5,162,631)	(5,162,631)

Balance, December 31, 2006	71,510,628	9,523,164	(8,598,383)	924,781

Common stock issued for cash	5,946,531	1,900,832	-	1,900,832

Common stock issued for services	4,287,270	2,346,526	-	2,346,526

Common stock issued for
exercise of options	278,250	63,085	-	63,085

Valuation of options and warrants	-	1,889,265	-	1,889,265

Net loss for the year ended
December 31, 2007	-	-	(7,896,679)	(7,896,679)

Balance, December 31, 2007	82,022,679	$15,722,872	$(16,495,062)	$(772,190)

The accompanying notes are an integral part of these condensed financial statements.

SMART ENERGY SOLUTIONS, INC.
Statements of Cash Flows

	For the Years Ended
	December 31,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(7,896,679)	$(5,162,631)
Adjustments to reconcile net loss to
net cash used by operating activities:
Warrants and options issued for services	1,889,265	1,963,521
Common stock issued for services	2,346,526	1,001,220
Accretion of discount on convertible notes payable	15,818	8,041
Depreciation and amortization	106,820	149,178
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses and deposits	163,037	(157,929)
(Increase) decrease in accounts receivable	971,036	(1,214,905)
(Increase) in inventory	(742,471)	(18,787)
Increase (decrease) in accounts payable, bank overdraft
and accrued expenses	152,006	49,088
Increase in deferred revenue	140,000	-

Net Cash Used by Operating Activities	(2,854,642)	(3,383,204)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of equipment	(2,000)	(22,130)

Net Cash Used by Investing Activities	(2,000)	(22,130)

CASH FLOWS FROM FINIANCING ACTIVITIES

Loan fees paid	-	(50,000)
Proceeds from exercise of common stock warrants	-	90,000
Proceeds from convertible notes payable	-	1,500,000
Proceeds from exercise of stock options	63,085	-
Proceeds from issuance of common stock	1,900,832	1,889,416

Net Cash Provided by Financing Activities	1,963,917	3,429,416

NET INCREASE (DECREASE) IN CASH	(892,725)	24,082

CASH AT BEGINNING OF YEAR	963,627	939,545

CASH AT END OF YEAR	$70,902	$963,627

The accompanying notes are an integral part of these condensed financial statements.

SMART ENERGY SOLUTIONS, INC.
Statements of Cash Flows (Continued)

	For the Years Ended
	December 31,
	2007	2006

SUPPLIMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:

Cash Paid for:
Interest	$210,411	$-
Income taxes	$-	$-

NON-CASH FINANCING AND INVESTING ACTIVITIES:

Common stock issued for services	$2,346,526	$1,001,220
Warrants and options issued for services	$1,889,265	$1,963,521
Common stock issued for loan fees	$-	$157,714

The accompanying notes are an integral part of these condensed financial statements.

SMART ENERGY SOLUTIONS, INC.
Notes to Financial Statements

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

Nature of Operations - Smart Energy Solutions, Inc., was incorporated in the State of Utah on February 10, 1999, for the purpose of developing and marketing various Internet and Internet-related products and services. On March 23, 2005, the Company purchased inventory, manufacturing molds and technology from Purisys, Inc. whereby it became a producer of an electronic control for vehicle batteries, known as the “Battery Brain”, which is intended to keep the batteries from discharging to the point that the vehicle cannot be started. It is also intended to prevent the vehicle from being started without using the ignition system by what it commonly known as hot wiring. The Company has been selling the Battery Brain from that date on a wholesale basis through distributors and a retail basis over the internet. A special meeting of the shareholders of the Company was held on August 22, 2005. At the Meeting, the shareholders approved the change of the Company’s state of incorporation from Utah to Nevada by the merger of the Company with and into its wholly owned subsidiary, Smart Energy Solutions, Inc., a Nevada corporation. The shareholders also authorized the differences between the Articles of Incorporation of Smart Energy Solutions, Inc. and the Certificate of Incorporation of the Company, including changing the Company's name from Datigen.com, Inc. to Smart Energy Solutions, Inc., increasing the number of shares of the authorized common stock of the Company from 50,000,000 to 500,000,000 shares of common stock and authorization of a class of 1,000,000 million shares of preferred stock.

Share-Based Payments-The Company has adopted the fair value based method of accounting for stock-based employee compensation in accordance with Statement of Financial Accounting Standards Number 123 (REVISED 2004), "Share-Based Payment" (SFAS 123[R]). In accordance with SFAS 123[R], option expense of $1,889,265 and $1,963,521 was recognized for the years ended December 31, 2007 and 2006, respectively. The expense was calculated using the Black-Scholes valuation model.

Fair Value of Financial Instruments - The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximates fair value due to the short-term maturity of these instruments. The carrying value of notes payable approximates fair value because negotiated terms and conditions are consistent with current market rates as of December 31, 2007 and 2006.

Cash and Cash Equivalents-For purposes of financial statement presentation, the Company considers all highly liquid investments with a maturity of three months or less, from the date of purchase, to be cash equivalents.

SMART ENERGY SOLUTIONS, INC.
Notes to Financial Statements

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentration of Credit Risk - Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash and trade receivables. Concentrations of credit risk with respect to trade receivables are limited due to the clients that comprise our customer base and their dispersion across different business and geographic areas. We estimate and maintain an allowance for potentially uncollectible accounts and such estimates have historically been within management's expectations. Our cash balances are maintained in accounts held by major banks and financial institutions located in the United States. The Company occasionally maintains amounts on deposit with a financial institution that are in excess of the federally insured limit of $100,000. Statement of Financial Accounting Standards No. 105 identifies this as a concentration of credit risk requiring disclosure, regardless of the degree of risk. The risk is managed by maintaining all deposits in high quality financial institutions. The Company had no amounts in excess of federally insured limits at December 31, 2007.

During the year ended December 31, 2007, the Company had customers that accounted for approximately 27% and 13% of its revenues, respectively.

During the year ended December 31, 2006, the Company had one customer that accounted for approximately 39% of its revenues.

Basic Loss Per Share - The computation of basic and diluted loss per common share is based on the weighted average number of shares outstanding during each period.

	December 31,
	2007	2006
NET LOSS	$(7,896,679)	$(5,162,631)

BASIC LOSS PER COMMON SHARE	$(0.10)	$(0.08)
BASIC WEIGHTED AVERAGE
NUMBER OF SHARES OUTSTANDING	78,979,737	67,453,046

The computation of loss per common share is based on the weighted average number of shares outstanding during the year plus the common stock equivalents which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the year. Common stock equivalents, consisting of 10,934,665 and 10,223,665 in options and 16,560,037 and 16,850,518 in warrants were considered but were not included in the computation of loss per share at December 31, 2007 and 2006, respectively, because they would have been anti-dilutive.

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
Notes to Financial Statements

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition- The Company applies the provisions of SEC Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements" ("SAB 104"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 104 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. In general, the Company recognizes revenue related to goods and services provided when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the fee is fixed or determinable, and (iv) collectability is reasonably assured.

The Company's revenues are generated from sale of products. Revenues from the sale of products are generally recognized upon shipment of product, which corresponds with the transfer of title. The costs of shipping are typically billed to the customer upon shipment and are included in cost of sales. Deposits from customers for orders to be delivered in the future are recorded as deferred revenues. The Company has $140,000 in deferred revenues as of December 31, 2007.

Research and Development-The Company follows the policy of expensing its research and development costs in the period in which they are incurred in accordance with SFAS No. 2, “Accounting for Research and Development Costs”. The Company incurred research and development expenses of $423,441 and $128,296 during the years ended December 31, 2007 and 2006, respectively.

Inventory-The Company’s inventory is composed of Battery Brain units and memory chips for the Battery Brain. The inventory is recorded at the lower of cost or market and comprised of the following as of December 31:

	2007	2006
Finished goods	$314,432	$82,132
Work in progress	-	-
Raw materials	641,480	131,309
	$955,912	$213,441

The Company has not recorded a reserve for obsolescence as of December 31, 2007 and 2006.

Accounts Receivable- Accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Specific reserves are estimated by management based on certain assumptions and variables, including the customer’s financial condition, age of the customer’s receivables, and changes in payment histories. As of December 31, 2007 and 2006, an allowance for doubtful receivables $21,367 and $64,882, respectively, was considered necessary. Trade receivables of $197,963, and $-0- were written off when deemed uncollectible during 2007 and 2006, respectively. Recoveries of trade receivables previously written off are recorded when received.

Income Taxes- The Company has adopted FASB 109 to account for income taxes. The Company currently has no issues which create timing differences that would mandate deferred tax expense. Net operating losses would create possible tax assets in future years, but due to the uncertainty as to the utilization of net

SMART ENERGY SOLUTIONS, INC.
Notes to Financial Statements

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

operating loss carry forwards, a valuation allowance has been made to the extent of any tax benefit that net operating losses may generate.

Net deferred tax assets consist of the following components as of December 31, 2007 and 2006:

	2007	2006
Deferred tax assets:
NOL Carryover	$2,935,623	$1,597,403
Deferred tax liabilities:	-	-
Valuation allowance	(2,935,623)	(1,597,403)

Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended December 31, 2007 and 2006 due to the following:

	2007	2006

Book Loss from Operations	$(3,074,611)	$(2,013,426)
Options and warrants issued for services	736,813	637,372
Common stock issued for services	980,470	490,107
Allowance for bad debts	19,107	24,624
Valuation allowance	1,338,221	861,323
	$-	$-

At December 31, 2007, the Company had net operating loss carry forwards of approximately $8,533,000 that may be offset against future taxable income from the year 2024 through 2027. No tax benefit has been reported in the December 31, 2007financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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
Notes to Financial Statements

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
Future Amortization of these Costs is as follows:

2008	$10,707
2009	$10,707
2010	$2,750
Amortization expense for the years ended December 31, 2007 and 2006 was $10,707 and $10,707, respectively. The Company has recorded no impairment of its intangible assets in 2007 or 2006.

Property and Equipment-The Company’s property and equipment are comprised of the following December 31, 2007:

Office equipment	$35,853
Trade show booth	4,650
Molds	22,500
Leasehold improvements	11,665
74,668
Accumulated depreciation	(32,606)
Net Property and Equipment	$42,062

The equipment is depreciated over its estimated useful life of 5 years under the straight-line method. Leasehold improvements are depreciated over the lesser of the lease term or the useful life of the asset. Depreciation expense for the years ended December 31, 2007 and 2006 was $14,734 and $12,134, respectively.

Beneficial Conversion Feature-The Company has adopted Emerging Issues Task Force ("EITF") Issue No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," and EITF Issue No. 00-27, "Application of EITF Issue No. 98-5 to Certain Convertible Instruments." The Company incurred debt with a conversion feature that provides for a rate of conversion that is below market value. This feature is recorded by the Company as a beneficial conversion feature pursuant to EITF Issues No. 98-5 and 00-27. Expense recorded on the Company's financial statements during the years ended December 31, 2007 and 2006 as a result of adoption of EITF issues No. 98-5 and 00-27 totaled $15,818 and $8,041, respectively.

Recent Accounting Pronouncements- In December 2007, the FASB issued SFAS 160, “Noncontrolling interests in Consolidated Financial Statements - an amendment of ARB No. 51”. This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for fiscal years beginning on or after December 15, 2008. Early adoption is not permitted. Management is currently evaluating the effects of this statement, but it is not expected to have any impact on the Company’s financial statements.

SMART ENERGY SOLUTIONS, INC.
Notes to Financial Statements

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In February 2007 , the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 creates a fair value option allowing an entity to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities, with changes in fair value recognized in earnings as they occur. SFAS 159 also requires an entity to report those financial assets and financial liabilities measured at fair value in a manner that separates those reported fair values from the carrying amounts of assets and liabilities measured using another measurement attribute on the face of the statement of financial position. Lastly, SFAS 159 requires an entity to provide information that would allow users to understand the effect on earnings of changes in the fair value on those instruments selected for the fair value election. SFAS 159 is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. The Company is continuing to evaluate SFAS 159 and to assess the impact on its results of operations and financial condition if an election is made to adopt the standard.

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
In June 2007, the Financial Accounting Standards Board issued FAS No. 141R, Business Combinations - This Statement implements certain revisions to SFAS 141, including changes to the measurement of purchase consideration, measurement of goodwill, capitalization of in-process research and development, and definition of the acquisition date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The implementation of this pronouncement had no effect on the Company’s consolidated financial statements.

Advertising and Marketing-The Company expenses advertising costs in the period in which they are incurred. Advertising and marketing expense was $350,190 and $437,125 for the years ended December 31, 2007 and 2006, respectively.

Deferred Loan Fees-In connection with the $1,500,000 of convertible debt issued by the Company during 2006, the Company paid loan fees of $50,000 in cash and issued $157,714 in shares of its common stock. The loan fees are being amortized over the one year term of the convertible debt. The Company recorded amortization expense of $81,378 and $126,336 during the years ended December 31, 2007 and 2006, respectively.

SMART ENERGY SOLUTIONS, INC.
Notes to Financial Statements

NOTE 2 - GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. Historically, the Company has incurred significant annual losses, which have resulted in an accumulated deficit of $16,495,062 at December 31, 2007 which raises substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company increasing sales to the point it becomes profitable. The Company may need to raise additional capital for marketing to increase its sales. If the Company is unable to increase sales sufficiently or obtain adequate capital, it could be forced to cease operation. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

Management plans to increase sales by increasing its marketing program and to obtain additional capital from the private placement of shares of its common stock. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

NOTE 3- CAPITAL STRUCTURE

The Company has 1,000,000 shares of preferred stock authorized with no par value. No preferred shares are issued and outstanding at December 31, 2007 and 2006. The rights and preferences of the preferred stock will be determined by the board of directors at the time of issuance.

The Company has 500,000,000 shares of common stock authorized with no par value. All common shares are entitled to one vote per share in all matters submitted to the shareholders.

During the year ended December 31, 2007, the Company issued 278,250 shares of its common stock to unrelated investor for an aggregate cash inflow of $63,085 upon the exercise of their warrants at $0.45 per share. The Company also issued 4,777,781 shares for cash at $0.30 per share and 1,168,750 shares for cash at $0.40 per share for an aggregate cash inflow of $1,900,832.

During January 2007, the Company issued 250,000 shares of common stock at $0.54 per share for services rendered for a total value of $135,000 and 360,000 shares of common stock for services at $0.46 per share for a value of $163,800. During March 2007, the Company issued 350,000 shares of common stock for services rendered at $0.58 per share for a value of $203,000, 25,000 shares of common stock at $0.60 for a value of $15,000 and 166,000 shares of common stock at $0.59 for a value of $97,940.During May 2007, the Company issued 40,000 shares of common stock for services at $0.59 per share rendered for a value of $23,600, 1,333,333 shares at $0.58 for a value of $773,333 and 350,000 shares at $0.59 for a value of $206,500. During June 2007, the Company issued 350,000 shares for services at $0.55 per share for a value of $189,000. During August 2007, the Company issued 170,000 shares for services at $0.57 per share for a value of $96,900. During September 2007, the Company issued 600,000 shares for services at $0.50 per share for a value of $306,000. In October 2007, the Company issued

SMART ENERGY SOLUTIONS, INC.
Notes to Financial Statements

NOTE 3- CAPITAL STRUCTURE (CONTINUED)

110,000 shares of common stock at $0.50 per share for services rendered for a value of $55,000, In December 2007, the Company issued 151,937 shares of common stock at $0.43 per share for services rendered for a value of $65,333.

During the year ended December 31, 2006, the Company issued 200,000 shares of its common stock to an unrelated investor for an aggregate cash inflow of $90,000 upon the exercise of their warrants at $0.45 per share. The Company also issued 2,279,291 shares for cash at $0.35 per share, 125,000 shares for cash at $0.20 per share and 3,555,554 shares for cash at $0.30 per share for an aggregate cash inflow of $1,889,416.

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

NOTE 4 -  CONVERTIBLE DEBT

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

The value of the beneficial conversion feature was determined using the intrinsic value method. The amount recorded as a discount to the convertible debt was $48,246. The discount is being amortized over the 2 year term of the convertible debt, accordingly, the Company recorded $15,818 and $8,041 in expense for the accretion of the discount during the years ended December 31, 2007 and 2006. The

SMART ENERGY SOLUTIONS, INC.
Notes to Financial Statements

NOTE 4-  CONVERTIBLE DEBT (Continued)

Company has accrued $119,384 and $119,384 in interest payable on the convertible debt as of December 31, 2007 and 2006. Interest expensed and paid during the year ended December 31, 2007 was $210,411.

A summary of the Secured Convertible Notes at December 31, 2007:

Convertible secured notes: 15% per annum due September 8, 2008	$1,000,000
Convertible secured notes: 12% per annum due September 8, 2008	500,000
Discount on debt, net of accumulated amortization of $32,164	(24,387)
Net convertible secured debentures	$1,475,613

All notes are shown as current liabilities due to their maturity date during the year ended December 31, 2008.

NOTE 5 - COMMON STOCK PURCHASE WARRANTS AND OPTIONS

Warrants

The Company has determined the estimated value of the compensatory warrants granted to non-employees in exchange for services and financing expenses using the Black-Scholes pricing model and the following assumptions: expected term of 1year, a risk free interest rate of 4.93%, a dividend yield of 0% and volatility of 92% in 2007 and 92%-98% for the valuation of warrants in 2006. The amount of the expense charged to operations for compensatory warrants granted in exchange for services was $218,278 and $348,437 during the years ended December 31, 2007 and 2006, respectively.

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company. These warrants were granted in lieu of cash compensation for services performed or financing expenses.

	Warrants Outstanding			Warrants Exercisable
Year	Exercise Price	Number shares outstanding	Weighted Average Contractual Life (Years)	Number Exercisable	Weighted Average Exercise Price
2005	$0.75	13,740,000.75		13,740,000	$0.75
2006	$0.75	125,000	1.5	125,000	$0.75
2007	$0.45	2,695,037.93		2,695,037	$0.45
Total		16,560,037		16,560,037

SMART ENERGY SOLUTIONS, INC.
Notes to Financial Statements

NOTE 5 - COMMON STOCK PURCHASE WARRANTS AND OPTIONS (Continued)

Transactions involving the Company’s warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding as of January 1, 2006	27,480,000	$0.60
Granted	3,110,518	$0.46
Exercised	(200,000)	0.45
Cancelled	(13,540,000)	0.45
Outstanding at December 31, 2006	16,850,518	0.70

Granted	2,695,037	0.45
Exercised	-	0.00
Cancelled	(2,985,518)	0.45
Outstanding at December 31, 2007	16,560,037	$0.70

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

During the year ended December 31, 2007, the estimated value of the compensatory common stock purchase options granted to non-employees in exchange for services and financing expenses was determined using the Black-Scholes pricing model and the following assumptions: expected term of 1 to 3 years, a risk free interest rate of 4.69% to 5.85%, a dividend yield of 0% and volatility of 98%. The amount of the expense charged to operations for compensatory options and warrants granted in exchange for services was $1,562,616.

During the year ended December 31, 2006, the estimated value of the compensatory common stock purchase options granted to non-employees in exchange for services and financing expenses was determined using the Black-Scholes pricing model and the following assumptions: expected term of 1 to 3 years, a risk free interest rate of 4.51% to 4.91%, a dividend yield of 0% and volatility of 92% to 98%. The amount of the expense charged to operations for compensatory options and warrants granted in exchange for services was $1,670,988.

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to employees and non-employees of the Company. These options were granted in lieu of cash compensation for services performed.

SMART ENERGY SOLUTIONS, INC.
Notes to Financial Statements

NOTE 5 - COMMON STOCK PURCHASE WARRANTS AND OPTIONS (Continued)

	Number of Shares	Weighted Average Exercise Price
Outstanding as of January 1, 2006	8,030,000	$0.09

Granted	2,193,665	0.39
Exercised	-	-
Cancelled	-	-
Outstanding at December 31, 2006	10,223,665	$0.15

Granted	1,341,000	0.41
Exercised	(278,250)	0.23
Cancelled	(351,750)	0.45
Outstanding at December 31, 2007	10,934,665	$0.17

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company. These options were granted in lieu of cash compensation for services performed or financing expenses.

	Options Outstanding			Options Exercisable
Year	Exercise Price	Number shares outstanding	Weighted Average Contractual Life (Years)	Number Exercisable	Weighted Average Exercise Price
2005	$0.15	4,035,000	2	2,920,000	$0.15
2005	$0.00	2,650,000	2	1,766,666	$0.00
2005	$0.05	1,000,000	4	666,666	$0.05
2006	$0.15	242,000	1	242,000	$0.15
2006	$0.45	1,166,665	4	385,805	$0.45
2006	$0.35	540,000	2	270,000	$0.35
2006	$0.30	50,000	4	50,000	$0.30
2007	$0.35	990,000	1.83	360,000	$0.35
2007	$0.35	40,000	4.33	40,000	$0.35
2007	$0.15	60,000	4	60,000	$0.15
2007	$0.15	11,000	4	11,000	$0.15
2007	$1.00	150,000	1.33	150,000	$1.00
Total		10,934,665		6,922,137

SMART ENERGY SOLUTIONS, INC.
Notes to Financial Statements

NOTE 6 - COMMITMENTS AND CONTINGENCIES

The Company has entered into a one year lease for its office which expires in July 2008. Future lease commitments are $49,000 for 2008. The Company incurred rent expense of $75,313 and $36,000 in 2007 and 2006, respectively.

The Company offers the warranty replacement of defective units for 2 years from the date of sale.

NOTE 7 - SUBSEQUENT EVENT

On March 17, 2008 we executed a distributorship agreement with OnGuard Dealer Services, LLC. Pursuant to the agreement, OnGuard was appointed as the exclusive distributor of the Battery Brain products to new and used car dealers in all of the United States other than California. The agreement has a term of ten years and renews automatically for successive one year periods. Either party may terminate the agreement in the event of a breach or a change in the majority ownership of the Company. The agreement establishes sales targets and allows us to terminate the exclusivity of the distributorship if these targets are not met and take other remedial actions. The agreement also provides that we will grant OnGuard 1,000,000 warrants at an exercise price of $.50 with a term of five years, if OnGuard achieves the minimum sales threshold of one hundred fifty thousand units in the first year of the term. An additional 1,000,000 warrants will be granted if OnGuard achieves minimum sales threshold of three hundred thousand units over two years from the date of the agreement. OnGuard will be granted a total of 3,000,000 warrants should it achieve a sales threshold of seven hundred fifty thousand units over two years.