Form 10KSB/A
period 2006-12-31
Smart Energy Solutions, Inc.
filed 2008-04-01
CIK 1086082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
(Amendment No. 2)

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

Explanatory Note - Restatement of Audited Financial Statements

We are filing this Amendment No. 2 to our Annual Report on Form 10-KSB for the year ended December 31, 2006 (the “2006 Annual Report”), to restate our consolidated financial statements for the year ended December 31, 2006 and the related disclosures appearing in Item 6 of the 2006 Annual Report, in order to correct errors with respect to our accounting treatment of the beneficial conversion feature and subsequent periodic accretion on our outstanding 15% convertible promissory notes. Further information on the restatement can be found in Note 8, “Restated Financial Statements” to the accompanying consolidated, audited financial statements and in our previously issued Current Report on Form 8-K, as filed with the Securities and Exchange Commission (the “SEC”) on March 19, 2008 (the “Restatement 8-K”).

For convenience and ease of reference, we are filing only the sections of the 2006 Annual Report with the applicable changes. Accordingly, this Amendment No. 2 should be read in conjunction with the 2006 Annual Report and Amendment No. 1 to the 2006 Annual Report, as filed with the SEC on April 13, 2007 and October 31, 2007, respectively, and our subsequent filings with the SEC. This Amendment No. 2 speaks as of the original filing date of the 2006 Annual Report and does not reflect events occurring after such filing date or modify or update the disclosures therein in any way other than as required to reflect the amendment described herein.

Following our analysis of the financial effects of the restatement and a review of this analysis by our independent auditor, we have determined that the adjustments required in order to reflect the restatement in our interim, unaudited financial statements for the first, second and third quarters of 2007 would not be material. Accordingly, we will not restate our interim, unaudited financial statements for the first, second and third quarters of 2007 and will not file amendments to our quarterly reports on Form 10-QSB for these periods.

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

The Company recorded a net loss of $2,519,577 or $0.05 per share for the year of 2005 compared to a net loss of $5,162,631 or $0.08 per share in 2006. Excluding non cash expenses incurred through common stock issued and options granted, the Company would have incurred a net loss of $1,849,912 or $0.03 per share and $2,040,176 or $0.03 per share in 2005 and 2006, respectively. The Company expects that it will continue to be necessary to grant options and issue common stock for services in 2007.

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

SIGNATURE	TITLE	DATE

/s/ Pete Mateja Pete Mateja	Chief Executive Officer and Director	March 31, 2008

/s/ Edward Braniff Edward Braniff	Chief Financial Officer	March 31, 2008

/s/ Aharon Y. Levinas Aharon Y. Levinas	Chief Technology Officer and Director	March 31, 2008

/s/ Tamir Levinas Tamir Levinas	Director	March 31, 2008

/s/ Joseph Bahat Joseph Bahat	Chairman and Director	March 31, 2008

/s/ Michael Ben-Ari Michael Ben-Ari	Director	March 31, 2008

/s/ Jacob Enoch Jacob Enoch	Director	March 31, 2008

SMART ENERGY SOLUTIONS, INC.
(formerly Datigen.com, Inc.)

FINANCIAL STATEMENTS

December 31, 2006 and 2005

CONTENTS

Report of Independent Registered Public Accounting Firms	F-1

Balance Sheet	F-2

Statements of Operations	F-3

Statements of Stockholders' Equity	F-4

Statements of Cash Flows	F-5 - F-6

Notes to the Financial Statements	F-7 - F-19

Chisholm
Bierwolf
&
Nilson, LLC Certified Public Accountants

Todd D. Chisholm, Audit Partner
Nephi J. Bierwolf, Tax Partner
Troy F. Nilson, Audit Partner

533 West 2600 South, Suite 25 • Bountiful, Utah 84010 • Phone (801) 292-8756 • Fax (801) 292-8809 • www.cbncpa.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Shareholders
Smart Energy Solutions, Inc. (formerly Datigen.com, Inc.)
Pompton Plains, New Jersey

We have audited the accompanying balance sheet of **Smart Energy Solutions, Inc.** (formerly Datigen.com, Inc.) as of December 31, 2006, and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2006 and 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note 8 to the financial statements, management discovered errors in the reporting of the Company's accounting for the beneficial conversion feature related to its convertible notes during 2006. Accordingly, the financial statements as of and for the year ended December 31, 2006 have been restated to correct the errors.

Chisholm, Bierwolf : Nilson LLC

Chisholm, Bierwolf & Nilson, LLC
Bountiful, Utah
March 9, 2007 except Notes 1, 2, 4 and 8 dated March 13, 2008

Member of AICPA, UACPA & Registered with PCAOB

SMART ENERGY SOLUTIONS, INC.
(formerly Datigen.com, Inc.)
Balance Sheet

ASSETS

December 31,
2006
(restated)
CURRENT ASSETS

Cash	$963,627
Accounts receivable, net	1,230,588
Inventory	213,441
Prepaid expenses	154,709
Total Current Assets	2,562,365
PROPERTY AND EQUIPMENT, net	54,796

OTHER ASSETS
Deferred loan fees, net	81,378
Trademark, net	1,001
Deposits	32,513
Battery Brain technology, net	33,871
Total Other Assets	148,763
TOTAL ASSETS	$2,765,924

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable and accrued expenses	$309,924
Bank overdraft	71,424
Convertible debt, net	1,459,795
Total Current Liabilities	1,841,143
TOTAL LIABILITIES	1,841,143

COMMITMENTS	-
STOCKHOLDERS' EQUITY

Preferred stock:no par value;1,000,000 shares
authorized; none outstanding
Common stock, no par value; 500,000,000 shares authorized; 71,510,628
shares issued and outstanding	9,523,164
Accumulated deficit	(8,598,383)
Total Stockholders' Equity	924,781
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,765,924

The accompanying notes are an integral part of these condensed financial statements.

SMART ENERGY SOLUTIONS, INC.
(formerly Datigen.com, Inc.)
Statements of Operations

	For the Years Ended
	December 31,
	2006	2005
	(restated)

REVENUES	$1,818,973	$151,257
COST OF GOODS SOLD	1,184,889	78,167
GROSS PROFIT	634,084	73,090

OPERATING EXPENSES

General and administrative	1,520,223	615,441
Marketing and advertising	437,125	546,107
Professional fees	150,345	131,262
Consultation fees	3,517,992	1,178,791
Total Operating Expenses	5,625,685	2,471,601

LOSS FROM OPERATIONS	(4,991,601)	(2,398,511)

OTHER INCOME (EXPENSES)
Interest income	19,315	1,815
Interest expense	(190,345)	(122,881)
Total Other Income (Expenses)	(171,030)	(121,066)

NET LOSS BEFORE INCOME TAXES	(5,162,631)	(2,519,577)

INCOME TAX EXPENSE	-	-

NET LOSS	$(5,162,631)	$(2,519,577)

BASIC LOSS PER SHARE	$(0.08)	$(0.05)

BASIC WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	67,453,046	53,968,475

The accompanying notes are an integral part of these condensed financial statements.

SMART ENERGY SOLUTIONS, INC.
(formerly Datigen.com, Inc.)
Statements of Stockholders' Equity
For the period January 1, 2005 through December 31, 2006

	Common Stock
	Shares	Amount	Deficit	Total
Balance , December 31, 2004	36,517,856	$1,092,782	$(916,175)	$176,607

Common stock issued for cash	25,591,749	2,610,600	—	2,610,600
Common stock issued for services	1,170,000	234,000	—	234,000
Valuation of options and warrants	—	435,665	—	435,665
Net loss for the year ended
December 31, 2005	—	—	(2,519,577)	(2,519,577)
Balance, December 31, 2005	63,279,605	4,373,047	(3,435,752)	937,295
Common stock issued for cash	5,959,845	1,889,416	—	1,889,416
Common stock issued for services	1,742,607	1,001,220	—	1,001,220
Common stock issued for
exercise of warrants	200,000	90,000	—	90,000
Common stock issued for
loan fees	328,571	157,714	—	157,714
Valuation of options and warrants	—	1,963,521	—	1,963,521
Value attributable to beneficial
conversion feature of
convertible debt	—	48,246	—	48,246
Net loss for the year ended
December 31, 2006	—	—	(5,162,631)	(5,162,631)
Balance, December 31, 2006	71,510,628	$9,523,164	$(8,598,383)	$924,781
(restated)

The accompanying notes are an integral part of these condensed financial statements.

SMART ENERGY SOLUTIONS, INC.
(formerly Datigen.com, Inc.)
Statements of Cash Flows

	For the Years Ended
	December 31,
	2006	2005
	(restated)
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(5,162,631)	$(2,519,577)
Adjustments to reconcile net loss to
net cash used by operating activities:
Warrants and options issued for services	1,963,521	435,665
Common stock issued for services	1,001,220	234,000
Accretion of discount on convertible notes payable	8,041	—
Depreciation and amortization	149,178	68,113
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	(157,929)	(23,293)
(Increase) decrease in accounts receivable	(1,214,905)	(15,683)
(Increase) in inventory	(18,787)	(126,763)
Increase (decrease) in accounts payable, bank overdraft
and accrued expenses	49,088	330,735
Net Cash Used by Operating Activities	(3,383,204)	(1,616,803)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of intangible assets	—	(7,359)
Purchase of equipment	(22,130)	(105,025)
Net Cash Used by Investing Activities	(22,130)	(112,384)

CASH FLOWS FROM FINIANCING ACTIVITIES

Loan fees paid	(50,000)	—
Proceeds from exercise of common stock warrants	90,000	—
Proceeds from convertible notes payable	1,500,000	—
Proceeds from issuance of common stock	1,889,416	2,610,600
Net Cash Provided by Financing Activities	3,429,416	2,610,600

NET INCREASE (DECREASE) IN CASH	24,082	881,413
CASH AT BEGINNING OF YEAR	939,545	58,132
CASH AT END OF YEAR	$963,627	$939,545

The accompanying notes are an integral part of these condensed financial statements.

SMART ENERGY SOLUTIONS, INC.
(Formerly Datigen.com, Inc.)
Statements of Cash Flows (Continued)

	For the Years Ended
	December 31,
	2006	2005

SUPPLIMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:

Cash Paid for:
Interest	$—	$—
Income taxes	$—	$—

NON-CASH FINANCING AND INVESTING ACTIVITIES:

Common stock issued for services	$1,001,220	$234,000
Warrants and options issued for services	$1,963,521	$435,665
Common stock issued for loan fees	$157,714	$—

The accompanying notes are an integral part of these condensed financial statements.

SMART ENERGY SOLUTIONS, INC.
(formerly Datigen.com, Inc.)
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

Basic Loss Per Share (Restated)- The computation of basic and diluted loss per common share is based on the weighted average number of shares outstanding during each period.

	December 31,
	2006	2005
NET LOSS	$(5,162,631)	$(2,519,577)
BASIC LOSS PER COMMON SHARE	$(0.08)	$(0.05)
BASIC WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	67,453,046	53,968,475

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

Income Taxes (Restated)- The Company has adopted FASB 109 to account for income taxes. The Company currently has no issues which create timing differences that would mandate deferred tax expense. Net operating losses would create possible tax assets in future years, but due to the uncertainty as to the utilization of net operating loss carry forwards, a valuation allowance has been made to the extent of any tax benefit that net operating losses may generate.

SMART ENERGY SOLUTIONS, INC.
(formerly Datigen.com, Inc.)
Notes to Financial Statements

NOTE 1 -	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Net deferred tax assets consist of the following components as of December 31, 2006 and 2005:

	2006	2005
Deferred tax assets:
NOL Carryover	$1,597,403	$721,466
Deferred tax liabilities:	—	—
Valuation allowance	(1,597,403)	(721,466)
Net deferred tax asset	$—	$—

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended December 31, 2006 and 2005 due to the following:

	2006	2005

Book Loss from Operations	$(2,013,426)	$(982,635)
Options and warrants issued for services	637,372	169,909
Common stock issued for services	490,107	91,260
Allowance for bad debts	24,624	680
Valuation allowance	861,323	720,786
	$—	$—

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

Beneficial Conversion Feature (Restated)-The Company has adopted Emerging Issues Task Force ("EITF") Issue No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," and EITF Issue No. 00-27, "Application of EITF Issue No. 98-5 to Certain Convertible Instruments." The Company incurred debt with a conversion feature that provides for a rate of conversion that is below market value. This feature is recorded by the Company as a beneficial conversion feature pursuant to EITF Issues No. 98-5 and 00-27. Expense recorded on the Company's financial statements during the years ended December 31, 2006 and 2005 as a result of adoption of EITF issues No. 98-5 and 00-27 totaled $48,246 and $0, respectively.

SMART ENERGY SOLUTIONS, INC.
(formerly Datigen.com, Inc.)
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

NOTE 3 -	CAPITAL STRUCTURE

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

SMART ENERGY SOLUTIONS, INC.
(formerly Datigen.com, Inc.)
Notes to Financial Statements

NOTE 3 -	CAPITAL STRUCTURE (Continued)

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

NOTE 4 -	CONVERTIBLE DEBT (Restated)

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

The value of the beneficial conversion feature was determined using the Black-Scholes pricing model and the following assumptions were used: expected term of 2 years, a risk free interest rate of 4.83% to 4.99%, a dividend yield of 0% and volatility of 88% to 100%. The amount recorded as a discount to the convertible debt was $48,246. The discount is being amortized over the 2 year term of the convertible debt, accordingly, the Company recorded $8,041 in expense for the accretion of the discount during the year ended December 31, 2006. The Company has accrued $119,384 in interest payable on the convertible debt as of December 31, 2006.

SMART ENERGY SOLUTIONS, INC.
(formerly Datigen.com, Inc.)
Notes to Financial Statements

NOTE 4 -	CONVERTIBLE DEBT (Restated) (Continued)

A summary of the Secured Convertible Notes at December 31, 2006:

Convertible secured notes: 15% per annum due September 8, 2008	$1,000,000
Convertible secured notes: 12% per annum due September 8, 2008	500,000
Discount on debt, net of accumulated amortization of $8,041	(40,205)
Net convertible secured debentures	$1,459,795

NOTE 5 -	COMMON STOCK PURCHASE WARRANTS AND OPTIONS

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

	Warrants Outstanding			Warrants Exercisable
Year	Exercise Price	Number shares outstanding	Weighted Average Contractual Life (Years)	Number Exercisable	Weighted Average Exercise Price
2005	$0.75	13,740,000	2	13,740,000	$0.75
2006	$0.75	125,000	2.5	125,000	$0.03
2006	$0.45	1,693,852.92		1,693,852	$0.245
2006	$0.45	1,166,666	1	1,166,666	$0.169
2006	$0.45	125,000.5		125,000	$0.018

SMART ENERGY SOLUTIONS, INC.
(formerly Datigen.com, Inc.)
Notes to Financial Statements

NOTE 5 -	COMMON STOCK PURCHASE WARRANTS AND OPTIONS (Continued)

Transactions involving the Company’s warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding as of January 1, 2005	—	—

Granted	27,480,000	$0.60
Exercised
Cancelled
Outstanding at December 31, 2005	27,480,000	0.60

Granted	3,110,518	0.46
Exercised	(200,000)	0.45
Cancelled	(13,540,000)	0.45
Outstanding at December 31, 2006	16,850,518	$0.70

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

SMART ENERGY SOLUTIONS, INC.
(formerly Datigen.com, Inc.)
Notes to Financial Statements

NOTE 5 -	COMMON STOCK PURCHASE WARRANTS AND OPTIONS (Continued)

	Number of Shares	Weighted Average Exercise Price
Outstanding as of January 1, 2005	—	—

Granted	8,030,000	$0.09
Exercised	—	—
Cancelled	—	—
Outstanding at December 31, 2005	8,030,000	0.09

Granted	2,193,665	0.39
Exercised	—	—
Cancelled	—	—
Outstanding at December 31, 2006	10,223,665	$0.15

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

NOTE 7-	SUBSEQUENT EVENT

Subsequent to December 31, 2006, the Company completed an offering of 4,777,814 shares of its common stock at $0.30 per share for total proceeds of $1,433,214.

SMART ENERGY SOLUTIONS, INC.
(formerly Datigen.com, Inc.)
Notes to Financial Statements

NOTE 8 -	RESTATED FINANCIAL STATEMENTS (Restated)

The Company has restated its December 31, 2006 financial statements to correct the amount of the beneficial conversion feature attributed to its convertible debt and the related amortization thereof. A summary of the changes is as follows:

	As	As
Balance Sheet	Reported	Restated

ASSETS

Current Assets	$2,562,365	$2,562,365
Property and Equipment	54,796	54,796
Other Assets	148,763	148,763
Total Assets	$2,765,924	$2,765,924

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities	$1,317,449	$1,841,143
Stockholders’ Equity	1,448,475	924,781
Total Liabilities and Stockholders’ Equity	$2,765,924	$2,765,924

Statement of Operations

Revenues	$1,818,973	$1,818,973
Cost of Goods Sold	1,184,889	1,184,889
Operating Expenses	5,625,685	5,625,685
Other Income (Expense)	(336,895)	(171,030)
Net Loss	$(5,328,496)	$(5,162,631)