Form 10-Q
period 2008-03-31
Smart Energy Solutions, Inc.
filed 2008-05-15
CIK 1086082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐	TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 000-26027

SMART ENERGY SOLUTIONS, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-3353835
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification Number)

210 West Parkway, #7, Pompton Plains, NJ 07444
(Address of principal executive offices)

(973) 248-8008
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of common stock outstanding as of May 14, 2008 was 84,672,679.

PART I.
FINANCIAL INFORMATION

Item 1. Financial Statements.

SMART ENERGY SOLUTIONS, INC.
Balance Sheets

	March 31,	December 31,
	2008	2007
	(Unaudited)
ASSETS
CURRENT ASSETS

Cash	$385,267	$70,902
Accounts receivable, net	91,446	259,552
Inventory	830,020	955,912
Prepaid expenses	485	485

Total Current Assets	1,307,218	1,286,851

PROPERTY AND EQUIPMENT, net	38,329	42,062

OTHER ASSETS

Trademark, net	644	715
Deposits	23,700	23,700
Battery Brain technology, net	20,843	23,449

Total Other Assets	45,187	47,864

TOTAL ASSETS	$1,390,734	$1,376,777

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES

Accounts payable and accrued expenses	$446,134	$481,060
Bank overdraft	-	52,294
Deferred revenue	-	140,000
Convertible debt, net	1,481,710	1,475,613

Total Current Liabilities	1,927,844	2,148,967

TOTAL LIABILITIES	1,927,844	2,148,967

COMMITMENTS	-	-

STOCKHOLDERS' DEFICIT

Preferred stock:no par value;1,000,000 shares authorized; none outstanding
Common stock, no par value; 500,000,000 shares authorized; 84,622,679 and 82,022,679 shares issued and outstanding, respectively	16,709,555	15,722,872
Accumulated deficit	(17,246,665)	(16,495,062)

Total Stockholders' Deficit	(537,110)	(772,190)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,390,734	$1,376,777

The accompanying notes are an integral part of these condensed financial statements.

SMART ENERGY SOLUTIONS, INC.
Statements of Operations
(Unaudited)

	For the Three
	Months Ended
	March 31,
	2008	2007

REVENUES	$397,345	$637,822

COST OF GOODS SOLD	258,274	397,619

GROSS PROFIT	139,071	240,203

OPERATING EXPENSES

General and administrative	373,956	687,752
Marketing and advertising	59,874	176,834
Consultation fees	400,256	1,188,564

Total Expenses	834,086	2,053,150

LOSS FROM OPERATIONS	(695,015)	(1,812,947)

OTHER INCOME (EXPENSES)
Interest expense	(58,597)	(144,726)
Interest income	2,009	13,345

Total Other Income (Expenses)	(56,588)	(131,381)

NET LOSS BEFORE INCOME TAXES	(751,603)	(1,944,328)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(751,603)	$(1,944,328)

BASIC LOSS PER SHARE	$(0.01)	$(0.03)

BASIC WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	83,317,261	75,495,697

The accompanying notes are an integral part of these condensed financial statements.

SMART ENERGY SOLUTIONS, INC.
Statements of Cash Flows
(Unaudited)

	For the Three
	Months Ended
	March 31,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(751,603)	$(1,944,328)
Adjustments to reconcile net loss to net cash used by operating activities:
Warrants and options issued for services	336,683	664,656
Common stock issued for services	-	336,750
Amortization of debt discount	6,097	92,226
Depreciation and amortization	6,410	57,528
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	-	147,320
(Increase) decrease in accounts receivable	168,106	341,574
(Increase) decrease in inventory	125,892	(298,138)
Increase (decrease) in deferred revenue	(140,000)	-
Increase (decrease) in accounts payable and and accrued expenses	(34,926)	233,199

Net Cash Used by Operating Activities	(283,341)	(369,213)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINIANCING ACTIVITIES

Repayment of bank overdraft	(52,294)	(80,255)
Common stock issued for cash	650,000	1,433,332

Net Cash Provided by Financing Activities	597,706	1,353,077

NET INCREASE (DECREASE) IN CASH	314,365	983,864

CASH AT BEGINNING OF PERIOD	70,902	963,627

CASH AT END OF PERIOD	$385,267	$1,947,491

The accompanying notes are an integral part of these condensed financial statements.

SMART ENERGY SOLUTIONS, INC.
Statements of Cash Flows (Continued)
(Unaudited)

	For the Three
	Months Ended
	March 31,
	2008	2007

SUPPLIMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Warrants and options issued for services	$336,683	$664,656
Common stock issued for services	$-	$336,750

Cash Paid for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

SMART ENERGY SOLUTIONS, INC.
Notes to the Condensed Financial Statements
March 31, 2008 and December 31, 2007

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2008, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2007 audited financial statements. The results of operations for the periods ended March 31, 2008 and 2007 are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. Historically, the Company has incurred significant annual losses, which have resulted in an accumulated deficit of $17,246,665 at March 31, 2008 which raises substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company increasing sales to the point it becomes profitable. The Company may need to raise additional capital for marketing to increase its sales. If the Company is unable to increase sales sufficiently or obtain adequate capital, it could be forced to cease operations. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

Management plans to increase sales by increasing its marketing program and to obtain additional capital from the private placement of shares of its common stock. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

NOTE 3 - EQUITY ACTIVITY

During the three months ended March 31, 2008, the Company issued 2,600,000 shares of its common stock at $0.25 per share, with a warrant attached for the purchase of an additional share at $0.40, for an aggregate cash inflow of $650,000. During the three months ended March 31, 2008 the Company recorded an expense of $336,683 for the value of the options and warrants as computed using the Black-Scholes model.

SMART ENERGY SOLUTIONS, INC.
Notes to the Condensed Financial Statements
March 31, 2008 and December 31, 2007

NOTE 4 - BASIC LOSS PER SHARE

The computation of basic and diluted loss per common share is based on the weighted average number of shares outstanding during each period.

	March 31,
	2008	2007

NET LOSS	$(751,603)	$(1,944,328)

BASIC LOSS PER COMMON SHARE	$(0.01)	$(0.03)

BASIC WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	83,317,261	75,495,697

The computation of loss per common share is based on the weighted average number of shares outstanding during the year plus the common stock equivalents which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the year. Common stock equivalents, consisting of 10,934,665 and 11,141,165 in options and 19,160,037 and 19,545,522 in warrants were considered but were not included in the computation of loss per share at March 31, 2008 and 2007, respectively, because they would have been anti-dilutive.

NOTE 5- COMMON STOCK PURCHASE WARRANTS AND OPTIONS

Warrants

The Company has determined the estimated value of the compensatory warrants granted to non-employees in exchange for services and financing expenses using the Black-Scholes pricing model and the following assumptions: expected term of 1year, a risk free interest rate of 3.25%, a dividend yield of 0% and volatility of 63% in 2008. The amount of the expense charged to operations for compensatory warrants granted in exchange for services was $46,787 for the three months ended March 31, 2008.

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company. These warrants were granted in lieu of cash compensation for services performed or financing expenses.

	Warrants Outstanding			Warrants Exercisable
Year	Exercise Price	Number warrants outstanding	Weighted Average Contractual Life (Years)	Number Exercisable	Weighted Average Exercise Price
2005	$0.75	13,740,000.50		13,740,000	$0.75
2006	$0.75	125,000	1.25	125,000	$0.75
2007	$0.45	2,695,037.68		2,695,037	$0.45
2008	$0.40	2,600,000.75		2,600,000	$0.40
Total		19,160,037		19,160,037

SMART ENERGY SOLUTIONS, INC.
Notes to the Condensed Financial Statements
March 31, 2008 and December 31, 2007

NOTE 5- COMMON STOCK PURCHASE WARRANTS AND OPTIONS (Continued)

Transactions involving the Company’s warrant issuance are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding as of January 1, 2007	16,850,518	$0.70
Granted	2,695,037	0.45
Exercised	-	0.00
Cancelled	(2,985,518)	0.45
Outstanding and exercisable at December 31, 2007	16,560,037	0.70
Granted	2,600,000	0.40
Exercised	-	0.00
Cancelled	-	0.00
Outstanding and exercisable at March 31, 2008	19,160,037	$0.70

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

During the year ended December 31, 2007, the estimated value of the compensatory common stock purchase options granted to non-employees in exchange for services and financing expenses was determined using the Black-Scholes pricing model and the following assumptions: expected term of 1 to 3 years, a risk free interest rate of 4.69% to 5.85%, a dividend yield of 0% and volatility of 98%. The amount of the expense charged to operations for compensatory options granted in exchange for services was $278,728 for the three months ended March 31, 2008. The following table summarizes the changes in options outstanding:

	Number of Options	Weighted Average Exercise Price
Outstanding as of January 1, 2007	10,223,665	$0.15
Granted	1,341,000	0.41
Exercised	(278,250)	0.23
Cancelled	(351,750)	0.45
Outstanding at December 31, 2007	10,934,665	$0.17

Granted	-	0.00
Exercised	-	0.00
Cancelled	-	0.00
Outstanding at December 31, 2007	10,934,665	$0.17

At March 31, 2008 and December 31, 2007, 7,754,350 and 6,922,137 options were exercisable, respectively.

SMART ENERGY SOLUTIONS, INC.
Notes to the Condensed Financial Statements
March 31, 2008 and December 31, 2007

NOTE 5- COMMON STOCK PURCHASE WARRANTS AND OPTIONS (Continued)

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company. These options were granted in lieu of cash compensation for services performed or financing expenses.

	Options Outstanding			Options Exercisable

Year	Exercise Price	Number shares outstanding	Weighted Average Contractual Life (Years)	Number Exercisable	Weighted Average Exercise Price
2005	$0.15	4,035,000	1.75	3,172,000	$0.15
2005	$0.00	2,650,000	1.75	1,987,500	$0.00
2005	$0.05	1,000,000	3.75	750,000	$0.05
2006	$0.15	242,000.75		242,000	$0.15
2006	$0.45	1,166,665	3.75	481,850	$0.45
2006	$0.35	540,000	1.75	360,000	$0.35
2006	$0.30	50,000	3.75	50,000	$0.30
2007	$0.35	990,000	1.58	450,000	$0.35
2007	$0.35	40,000	4.08	40,000	$0.35
2007	$0.15	60,000	3.75	60,000	$0.15
2007	$0.15	11,000	3.75	11,000	$0.15
2007	$1.00	150,000	1.08	150,000	$1.00
Total	10,934,665			7,754,350

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As used in this Quarterly Report on Form 10-Q, references to the “Company,” “we,” “our” or “us” refer to Smart Energy Solutions Inc., unless the context otherwise indicates.

This Management’s Discussion and Analysis or Financial Condition and Results of Operations (“MD&A”) section of our Quarterly Report on Form 10-Q discusses our results of operations, liquidity and financial condition, and certain factors that may affect our future results. You should read this MD&A in conjunction with our consolidated financial statements and accompanying notes included in this Quarterly Report.

Forward-Looking Statements

The following discussion should be read in conjunction with the financial statements of the Company which are included elsewhere in this Form 10-Q. This Quarterly Report on Form 10-Q contains forward-looking information. Forward-looking information includes statements relating to future actions, future performance, costs and expenses, interest rates, outcome of contingencies, financial condition, results of operations, liquidity, business strategies, cost savings, objectives of management, and other such matters of the Company. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking information to encourage companies to provide prospective information about themselves without fear of litigation so long as that information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information. Forward-looking information may be included in this Quarterly Report on Form 10-Q or may be incorporated by reference from other documents filed with the Securities and Exchange Commission (the “SEC”) by the Company. You can find many of these statements by looking for words including, for example, “believes,” “expects,” “anticipates,” “estimates” or similar expressions in this Quarterly Report on Form 10-Q or in documents incorporated by reference in this Quarterly Report on Form 10-Q. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information or future events.

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

On March 23, 2005, we purchased inventory, manufacturing molds and technology from Purisys, Inc., whereby we became a producer of an electronic control for vehicle batteries, known as the “Battery Brain”, which is intended to keep batteries from discharging to the point that the vehicle can not be started. It is also intended to prevent the vehicle from being started without using the ignition system by what it commonly known as hot wiring. We have been selling the Battery Brain from that date on a wholesale basis through distributors and on a retail basis over the internet.

The Battery Brain is manufactured on behalf of the Company by third party manufacturers. The Company has expanded its manufacturing capabilities by adding additional third party manufacturing facilities in China and Israel. The Company is also reviewing opportunities to expand its facilities in Italy and establish manufacturing facilities in North America. Such third party arrangements give the Company access to state of the art manufacturing facilities, maintain strict protection of our proprietary property, enable the Company to meet the strictest regulation, and provide flexibility to meet the growing demands in each market segment.

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

Results of Operation

For the three months ended March 31, 2008, the Company’s sales of the Battery Brain product fell as a result of delays in receipt of purchase orders from key distributors and orders for private label products that are not carried in inventory and needed to be manufactured. The Company recorded revenues of $397,345 during the three months ended March 31, 2008 from sales of its Battery Brain products, a decrease of 37.7% from sales of $637,822 in the first quarter of 2007. The cost of sales for the Battery Brain was $258,274 in the three months ended March 31, 2008. The Company’s cost of sales in the corresponding quarter of 2007 was $397,619. The Company continues with an aggressive marketing program which includes advertising in trade publications, the internet, marketing in trade shows and direct sales to wholesalers. We anticipate an increase in our sales of custom products to car dealers, following the execution of two new distributorship agreements in the fourth quarter of 2007 and the first quarter of 2008.

The Company’s first quarter operating expenses consist primarily of general, administrative and consultation fees. The Company incurred general and administrative expenses of $373,956, a decrease of 45.6% from general and administrative expenses of $687,752 in the first quarter of 2007, as a result of some reductions in staff and use of established channels of distribution.

The Company incurred consultation fees of $400,256, compared to $1,188,564 in the first quarter of 2007, as a result of reductions in support activities. The Company also paid $59,874 in marketing and advertising expense during the quarter, compared to $176,834 in the first quarter of 2007. The marketing and advertising costs were related to the development of the Company’s marketing plan and marketing materials. The Company incurred $89,227 in wages to its employees in the first quarter of 2008, compared to $168,542 in the first quarter of 2007. The Company believes that its staffing is adequate for the remainder of 2008. Also the Company paid or accrued $49,154 of legal and professional fees as it completed the required SEC filings and audits, compared to $35,879 in the first quarter of 2007. The Company’s total operating expenses for the three months ended March 31, 2008 were $834,086. Operating expenses for the three months ended March 31, 2007 were $2,053,150.

The Company recorded a net loss of $751,603, or $0.01 per share, for the first quarter of 2008, compared to $1,944,328, or $0.03 per share, in the same quarter of 2007.

Liquidity and Capital

As of March 31, 2008, the Company had $385,267 cash on hand and believes that such funds will not be sufficient to satisfy the Company's cash requirements for the next twelve (12) months. The Company raised $ 650,000 from sales of common stock during the first three months of 2008.

The Company believes that it will need approximately $3,000,000 for its operations over the next twelve months. The Company intends that capital will be raised from the issuance of additional securities, and, as previously reported in our Current Report on Form 8-K filed April 10, 2008, we have engaged EKN Financial Services, Inc. to act as our exclusive placement agent for a proposed offering of our common stock and warrants.

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

Going Concern Consideration

The financial statements contained herein for the period ending March 31, 2008, have been prepared on a “going concern” basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the reasons discussed herein and in the footnotes to our financial statements included herein, there is a significant risk that we will be unable to continue as a going concern. Our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on March 31, 2008, contain additional note disclosures describing the circumstances that lead to this disclosure.

Off-Balance Sheet Arrangements.

None.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Smaller reporting companies are not required to provide the information required by this Item 3.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our Chief Executive Officer and our Chief Financial Officer have reviewed the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e) ) within the end of the period covered by this Quarterly Report on Form 10-Q and have concluded that the disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our Chief Executive Officer and Chief Financial Officer.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.
OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors

There have been no material changes in the risks to our business described in our Annual Report on Form 10-K, as filed with the SEC on March 31, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Between January 21, 2008 and March 6, 2008, we issued and sold an aggregate of 2,600,000 shares of our common stock and warrants to purchase 2,600,000 additional shares of our common stock, at $0.40 per share at any time on or before January 30, 2011. The aggregate consideration paid to the Company for these securities was $650,000 and they were sold to one accredited investor (as that term is defined in Rule 501(a) of Regulation D of the Securities Act of 1933, as amended (the “Securities Act”)) and seven non-US investors, in a private placement that was exempt from the registration requirements of the Securities Act pursuant to Regulation D and Regulation S promulgated thereunder.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
31.1	Rule 13a-14(a)/15d14(a) Certifications of Chief Executive Officer
31.2	Rule 13a-14(a)/15d14(a) Certifications of Chief Financial Officer
32.1	Section 1350 Certifications

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 14, 2008	By:	/s/ Peter Mateja
	Name:	Peter Mateja
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

Dated: May 14, 2008	By:	/s/ Edward Braniff
	Name:	Edward Braniff
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)