Form 10-Q
period 2008-06-30
Smart Energy Solutions, Inc.
filed 2008-08-14
CIK 1086082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

The number of shares of common stock outstanding as of August 13, 2008 was 105,861,313.

PART I.
FINANCIAL INFORMATION

Item 1. Financial Statements.

SMART ENERGY SOLUTIONS, INC.
Balance Sheets

ASSETS

	June 30,	December 31,
	2008	2007
	(Unaudited)
CURRENT ASSETS

Cash	$293,182	$70,902
Accounts receivable, net	395,289	259,552
Inventory	773,371	955,912
Prepaid expenses	485	485

Total Current Assets	1,462,327	1,286,851

PROPERTY AND EQUIPMENT, net	34,595	42,062

OTHER ASSETS

Trademark, net	572	715
Deposits	23,700	23,700
Battery Brain technology, net	18,238	23,449

Total Other Assets	42,510	47,864

TOTAL ASSETS	$1,539,432	$1,376,777

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$648,858	$481,060
Bank overdraft	-	52,294
Deferred revenue	-	140,000
Convertible debt, net	-	1,475,613

Total Current Liabilities	648,858	2,148,967

TOTAL LIABILITIES	648,858	2,148,967

COMMITMENTS	-	-

STOCKHOLDERS' DEFICIT

Preferred stock:no par value;1,000,000 shares
authorized; none outstanding
Common stock, no par value; 500,000,000 shares authorized; 104,724,950
and 82,022,679 shares issued and outstanding, respectively	20,698,819	15,722,872
Accumulated deficit	(19,808,245)	(16,495,062)

Total Stockholders' Deficit	890,574	(772,190)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,539,432	$1,376,777

The accompanying notes are an integral part of these condensed financial statements.

SMART ENERGY SOLUTIONS, INC.
Statements of Operations
(Unaudited)

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

REVENUES	$492,828	$190,014	$890,173	$827,836

COST OF GOODS SOLD	204,916	68,080	463,190	465,699

GROSS PROFIT	287,912	121,934	426,983	362,137

OPERATING EXPENSES

General and administrative	471,227	799,294	845,183	1,487,046
Marketing and advertising	40,358	71,853	100,232	248,687
Consultation fees	1,197,681	1,761,317	1,597,937	2,949,881

Total Expenses	1,709,266	2,632,464	2,543,352	4,685,614

LOSS FROM OPERATIONS	(1,421,354)	(2,510,530)	(2,116,369)	(4,323,477)

OTHER INCOME (EXPENSES)
Interest expense	(373,441)	(144,725)	(432,038)	(289,451)
Loss on extinguishment of debt	(768,990)	-	(768,990)	-
Interest income	2,205	11,736	4,214	25,081

Total Other Income (Expenses)	(1,140,226)	(132,989)	(1,196,814)	(264,370)

NET LOSS BEFORE INCOME TAXES	(2,561,580)	(2,643,519)	(3,313,183)	(4,587,847)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(2,561,580)	$(2,643,519)	$(3,313,183)	$(4,587,847)

BASIC LOSS PER SHARE	$(0.03)	$(0.03)	$(0.04)	$(0.06)

BASIC WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	87,020,861	77,967,636	85,187,914	76,770,493

The accompanying notes are an integral part of these condensed financial statements.

SMART ENERGY SOLUTIONS, INC.
Statements of Cash Flows
(Unaudited)

	For the Six
	Months Ended
	June 30,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(3,313,183)	$(4,587,847)
Adjustments to reconcile net loss to
net cash used by operating activities:
Warrants and options issued for services	997,735	1,044,589
Common stock issued for services	50,000	1,643,873
Amortization of debt discount	349,859	184,451
Depreciation and amortization	12,821	94,049
Extinguishment of debt	768,990	-
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	-	144,587
(Increase) decrease in accounts receivable	(135,737)	845,557
(Increase) decrease in inventory	182,541	(716,869)
Increase (decrease) in deferred revenue	(140,000)	-
Increase (decrease) in accounts payable and
and accrued expenses	351,548	(74,828)

Net Cash Used by Operating Activities	(875,426)	(1,422,438)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of equipment	-	(2,000)

Net Cash Used by Operating Activities	-	(2,000)

CASH FLOWS FROM FINANCING ACTIVITIES

Repayment of bank overdraft	(52,294)	(80,255)
Proceeds from notes payable	500,000	-
Common stock issued for cash	650,000	1,464,917

Net Cash Provided by Financing Activities	1,097,706	1,384,662

NET INCREASE (DECREASE) IN CASH	222,280	(39,776)

CASH AT BEGINNING OF PERIOD	70,902	963,627

CASH AT END OF PERIOD	$293,182	$923,851

The accompanying notes are an integral part of these condensed financial statements.

SMART ENERGY SOLUTIONS, INC.
Statements of Cash Flows (Continued)
(Unaudited)

	For the Six
	Months Ended
	June 30,
	2008	2007

SUPPLIMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

Warrants and options issued for services	$997,735	$1,044,589
Common stock issued for services	$50,000	$1,643,873
Common stock issued for accrued interest	$183,750	$-

Cash Paid for:
Interest	$-	$150,000
Income taxes	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

SMART ENERGY SOLUTIONS, INC.
Notes to the Condensed Financial Statements
June 30, 2008 and December 31, 2007

NOTE 1 -  CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2008, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2007 audited financial statements. The results of operations for the periods ended June 30, 2008 and 2007 are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. Historically, the Company has incurred significant annual losses, which have resulted in an accumulated deficit of $19,808,245 at June 30, 2008 which raises substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company increasing sales to the point it becomes profitable. The Company may need to raise additional capital for marketing to increase its sales. If the Company is unable to increase sales sufficiently or obtain adequate capital, it could be forced to cease operations. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

Management plans to increase sales by increasing its marketing program and to obtain additional capital from the private placement of shares of its common stock. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

SMART ENERGY SOLUTIONS, INC.
Notes to the Condensed Financial Statements
June 30, 2008 and December 31, 2007

NOTE 3 - EQUITY ACTIVITY

During the three months ended June 30, 2008, the Company issued 4,545,453 shares of its common stock at $0.11 per share, with a warrant attached to each 4 shares for the purchase of an additional share at $0.11, for an aggregate cash inflow of $500,000 through debt conversion. During the three months ended June 30, 2008, the Company issued 250,000 shares of its common stock valued at $0.20 per share to a consultant for services totaling $50,000. During the three months ended June 30, 2008, the Company issued 15,306,818 shares of its common stock at $0.11 per share, with a warrant attached to each 4 shares for the purchase of an additional share at $0.11, in satisfaction of convertible notes payable of $1,500,000 and accrued interest of $183,750. During the three months ended June 30, 2008 the Company recorded an expense of $661,052 for the value of the options and warrants as computed using the Black-Scholes model.

NOTE 4 - BASIC LOSS PER SHARE

The computation of basic and diluted loss per common share is based on the weighted average number of shares outstanding during each period.

	June 30,
	2008	2007
	(unaudited)
NET LOSS	$(3,313,183)	$(4,587,847)

BASIC LOSS PER COMMON SHARE	$(0.04)	$(0.06)
BASIC WEIGHTED AVERAGE
NUMBER OF SHARES OUTSTANDING	85,187,914	76,770,493

The computation of loss per common share is based on the weighted average number of shares outstanding during the year plus the common stock equivalents which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the year. Common stock equivalents, consisting of 7,854,350 and 10,763,665 in options and 10,383,105 and 19,545,522 in warrants were considered but were not included in the computation of loss per share at June 30, 2008 and 2007, respectively, because they would have been anti-dilutive.

SMART ENERGY SOLUTIONS, INC.
Notes to the Condensed Financial Statements
June 30, 2008 and December 31, 2007

NOTE 5- COMMON STOCK PURCHASE WARRANTS AND OPTIONS

Warrants

The Company has determined the estimated value of the compensatory warrants granted to non-employees in exchange for services and financing expenses using the Black-Scholes pricing model and the following assumptions: expected term of 1year, a risk free interest rate of 3.25%, a dividend yield of 0% and volatility of 63% in 2008. The amount of the expense charged to operations for compensatory warrants granted in exchange for services was $46,787 for the six months ended June 30, 2008. During May 2008, the Company granted 4,963,068 common stock purchase warrants to the holders of convertible debt as consideration for the conversion of the debt. The Company recorded $354,583 in expense for the fair value of the warrants granted.

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company. These warrants were granted in lieu of cash compensation for services performed or financing expenses.

	Warrants Outstanding			Warrants Exercisable
Year	Exercise Price	Number warrants outstanding	Weighted Average Contractual Life (Years)	Number Exercisable	Weighted Average Exercise Price
2006	$0.75	125,000	1.00	125,000	$0.75
2007	$0.45	2,695,037.43		2,695,037	$0.45
2008	$0.11	4,963,068	1.00	4,963,068	$0.11
2008	$0.40	2,600,000.50		2,600,000	$0.40
Total		10,383,105		10,383,105

Transactions involving the Company’s warrant issuance are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding as of January 1, 2007	16,850,518	$0.70
Granted	2,695,037	0.45
Exercised	-	0.00
Cancelled	(2,985,518)	0.45
Outstanding and exercisable at December 31, 2007	16,560,037	0.70
Granted	7,563,068	0.21
Exercised	-	0.00
Cancelled	(13,740,000)	0.75
Outstanding and exercisable at June 30, 2008 (unaudited)	10,383,105	$0.40

SMART ENERGY SOLUTIONS, INC.
Notes to the Condensed Financial Statements
June 30, 2008 and December 31, 2007

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

During the year ended December 31, 2007, the estimated value of the compensatory common stock purchase options granted to non-employees in exchange for services and financing expenses was determined using the Black-Scholes pricing model and the following assumptions: expected term of 1 to 3 years, a risk free interest rate of 4.69% to 5.85%, a dividend yield of 0% and volatility of 98%. The amount of the expense charged to operations for compensatory options granted in exchange for services was $596,365 for the six months ended June 30, 2008. The following table summarizes the changes in options outstanding:

	Number of Options	Weighted Average Exercise Price
Outstanding as of January 1, 2007	10,223,665	$0.15
Granted	1,341,000	0.41
Exercised	(278,250)	0.23
Cancelled	(351,750)	0.40
Outstanding at December 31, 2007	10,934,665	$0.17

Granted	400,000	0.25
Exercised	-	0.00
Cancelled	-	0.00
Outstanding at June 30, 2008 (unaudited)	11,354,665	$0.17

At June 30, 2008 and December 31, 2007, 7,854,350 and 6,972,137 options were exercisable, respectively.

SMART ENERGY SOLUTIONS, INC.
Notes to the Condensed Financial Statements
June 30, 2008 and December 31, 2007

NOTE 5- COMMON STOCK PURCHASE WARRANTS AND OPTIONS (Continued)

Options (Continued)

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company. These options were granted in lieu of cash compensation for services performed or financing expenses.

	Options Outstanding			Options Exercisable

Year	Exercise Price	Number shares outstanding	Weighted Average Contractual Life (Years)	Number Exercisable	Weighted Average Exercise Price
2005	$0.15	4,035,000	1.50	3,172,000	$0.15
2005	$0.00	2,650,000	1.50	1,987,500	$0.00
2005	$0.05	1,000,000	3.50	750,000	$0.05
2006	$0.15	242,000.50		242,000	$0.15
2006	$0.45	1,166,665	3.50	481,850	$0.45
2006	$0.35	540,000	1.50	360,000	$0.35
2006	$0.30	50,000	3.50	50,000	$0.30
2007	$0.35	990,000	1.23	450,000	$0.35
2007	$0.35	40,000	4.83	40,000	$0.35
2007	$0.15	60,000	3.50	60,000	$0.15
2007	$0.15	11,000	3.50	11,000	$0.15
2007	$1.00	150,000.83		150,000	$1.00
2008	$0.25	350,000.50		50,000	$0.25
2008	$0.15	50,000	1.75	50,000	$0.15
Total		11,354,665		7,854,350

NOTE 6- CONVERTIBLE DEBT

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

During the six months ended June 30, 2008, the Company entered into 2 convertible notes of $250,000. The notes are convertible at 60% of the average closing price of the Company’s common stock for the 15 days immediately preceding the date of conversion. The value of the beneficial conversion feature was determined using the intrinsic value method.  The amount recorded as a discount to the convertible debt was $325,472. The discount was accreted in full upon conversion of the notes during the quarter ended June 30, 2008.

SMART ENERGY SOLUTIONS, INC.
Notes to the Condensed Financial Statements
June 30, 2008 and December 31, 2007

NOTE 6- CONVERTIBLE DEBT (CONTINUED)

The Company also amended the terms of the $500,000 15% convertible promissory note dated June 18, 2006, the $500,000 15% convertible promissory note dated May 22, 2006, and the $500,000 12% convertible note dated August 15, 2006 (amended and restated April 27, 2008).  The conversion price of the $1,500,000 of prior notes was amended from 95% of the average bid and ask on the day prior to conversion to 60% of the average closing price of the Company’s common stock for the 15 days immediately preceding the date of conversion as an incentive to the note holders to convert. In accordance with EITF Issue No. 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments”, EITF Issue No. 06-6, “Debtor’s Accounting for a Modification (or Exchange) of Convertible Debt Instruments,” and FAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” the Company has determined this to be a substantial modification to the debt instruments and has applied debt extinguishment accounting to record a loss on extinguishment of debt of $768,990 for the period ended June 30, 2008.

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

Results of Operation

For the six months ended June 30, 2008, the Company’s sales of the Battery Brain product increased resulting in revenues of $890,173, approximately 7.5% above revenues of $827,836 for the six months ended June 30, 2007. For the three months ended June 30, 2008 the Company recorded revenues of $492,828, an increase of almost 160% as compared to revenues of $190,014 for the three months ended June 30, 2007. The Company continues with an aggressive marketing program which includes advertising in trade publications, the internet, marketing in trade shows and direct sales to wholesalers.

Gross profits in the six months ended June 30, 2008 were $426,983, an increase of approximately 18% from gross profits of $362,137 for the six months ended June 30, 2007. For the three months ended June 30, 2008 the Company recorded gross profits of $287,912, an increase of approximately 136% from gross profits of $121,934 for the three months ended June 30, 2007.

Total operating expenses in the six months ended June 30, 2008 dropped to $2,543,352, approximately 46% below total operating expenses of $4,685,614 in the six months ended June 30, 2007. General and administrative expenses in the six months ended June 30, 2008 were $845,183, as compared to $1,487,046 in the six months ended June 30, 2007. Marketing and advertising expenses in the six months ended June 30, 2008 were $100,232, as compared to $248,687 in the six months ended June 30, 2007. Consulting fees in the six months ended June 30, 2008 were $1,597,937, as compared to $2,949,881 in the six months ended June 30, 2007. These decreases resulted primarily from staff reductions and more focused segment specific sales and marketing . SMGY also reduced consulting services agreements.

Total operating expenses in the three months ended June 30, 2008 dropped to $1,709,266, approximately 35% below total operating expenses of $2,632,464 in the three months ended June 30, 2007. General and administrative expenses in the three months ended June 30, 2008 were $471,227, as compared to $799,294 in the three months ended June 30, 2007. Marketing and advertising expenses in the three months ended June 30, 2008 were $40,358, as compared to $71,853 in the three months ended June 30, 2007. Consulting fees in the three months ended June 30, 2008 were $1,197,681, as compared to $1,761,317 in the three months ended June 30, 2007.

The Company recorded a net loss of $3,313,183, or $0.04 per share, for the six months ended June 30, 2008, as compared to a net loss of $4,587,847, or $0.06 per share, in the same period in 2007. For the three months ended June 30, 2008 the Company recorded a net loss of $2,561,580, or $0.03 per share, as compared to a net loss of $2,643,519, or $0.03 per share, for the three months ended June 30, 2007.

Liquidity and Capital

On June 30, 2008 the Company had $293,182 in cash and cash equivalents, an increase of approximately 314% as compared to cash and cash equivalents of $70,902 on December 31, 2007. The increase resulted primarily from the receipt of proceeds from the sale of our securities.

Total current assets on June 30, 2008 were $1,462,327, an increase of approximately 14% as compared to total current assets on December 31, 2007 of $1,286,851. This increase results primarily from the increase in cash and cash equivalents described above and an increase in accounts receivable, from $259,552 on December 31, 2007 to $395,289 on June 30, 2008, which was partially offset by a decrease in inventory, from $955,912 on December 31, 2007 to $773,371 on June 30, 2008.

During the three months ended June 30, 2008 we converted 5 outstanding promissory notes, in the aggregate principal amount of $2 million and accrued interest of $183,750, into equity by issuing 19,852,271 shares of common stock and 4,963,068 common stock purchase warrants in exchange for the cancellation of the outstanding promissory notes.

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

Going Concern Consideration

The financial statements contained herein for the period ending June 30, 2008, have been prepared on a “going concern” basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the reasons discussed herein and in the footnotes to our financial statements included herein, there is a significant risk that we will be unable to continue as a going concern. Our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on March 31, 2008, contain additional note disclosures describing the circumstances that lead to this disclosure.

Off-Balance Sheet Arrangements.

None.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Smaller reporting companies are not required to provide the information required by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our Chief Executive Officer and Chief Financial Officer has reviewed the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q and have concluded that the disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.
OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors

Smaller reporting companies are not required to provide disclosure pursuant to this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On May 19, 2008 we executed an agreement providing for the conversion of five outstanding promissory notes into an aggregate of 19,852,271 shares of our common stock and 4,963,068 common stock purchase warrants. The aggregate principal amount of the promissory notes was $2 million and $183,750 in interest was accrued and unpaid at the time of conversion. The conversion price was $0.11 for each share and one-quarter warrant. Ever Green Fields Enterprises, Ltd. was the holder of three of the notes with an aggregate principal amount of $1.5 million, Bank Julius Baer & Co. Ltd. held the fourth note with an aggregate principal amount of $250,000, and five individuals held the fifth note with an aggregate principal amount of $250,000. The warrants issued upon conversion of the notes have a term of five years and an exercise price per share of $0.11. The securities were issued in a private transaction exempt from registration under the Securities Act of 1933, in reliance of Section 4(2) and Regulation D of that Act. The individual subscribers represented that they are accredited investors, as defined in Regulation D, that they acquired the securities for their own accounts as principals, not as nominees or agents, for investment purposes only and not with a view to or for resale or distribution.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
31.1	Rule 13a-14(a)/15d14(a) Certification of Chief Executive and Financial Officer
32.1	Section 1350 Certification

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 13, 2008	By:	/s/ Edward Braniff
Name: Edward Braniff Title: Interim Chief Executive Officer and Chief Financial Officer (Principal Executive and Accounting Officer)