Form 10-Q
period 2008-09-30
Smart Energy Solutions, Inc.
filed 2008-11-12
CIK 1086082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.         Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The number of shares of common stock outstanding as of November 10, 2008 was 106,191,313.

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

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$648,858	$481,060
Bank overdraft	-	52,294
Deferred revenue	-	140,000
Convertible debt, net	-	1,475,613

Total Current Liabilities	648,858	2,148,967

TOTAL LIABILITIES	648,858	2,148,967

COMMITMENTS	-	-

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock:no par value;1,000,000 shares
authorized; none outstanding
Common stock, no par value; 500,000,000 shares authorized; 104,724,950
and 82,022,679 shares issued and outstanding, respectively	20,698,819	15,722,872
Accumulated deficit	(19,808,245)	(16,495,062)

Total Stockholders' Equity (Deficit)	890,574	(772,190)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,539,432	$1,376,777

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

SMART ENERGY SOLUTIONS, INC.
Statements of Cash Flows
(Unaudited)

	For the Six
	Months Ended
	June 30,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(3,313,183)	$(4,587,847)
Adjustments to reconcile net loss to
net cash used by operating activities:
Warrants and options issued for services	997,735	1,044,589
Common stock issued for services	50,000	1,643,873
Amortization of debt discount	349,859	184,451
Depreciation and amortization	12,821	94,049
Loss on extinguishment of debt	768,990	-
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	-	144,587
(Increase) decrease in accounts receivable	(135,737)	845,557
(Increase) decrease in inventory	182,541	(716,869)
Increase (decrease) in deferred revenue	(140,000)	-
Increase (decrease) in accounts payable and
and accrued expenses	351,548	(74,828)

Net Cash Used by Operating Activities	(875,426)	(1,422,438)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of equipment	-	(2,000)

Net Cash Used by Operating Activities	-	(2,000)

CASH FLOWS FROM FINANCING ACTIVITIES

Repayment of bank overdraft	(52,294)	(80,255)
Proceeds from notes payable	500,000	-
Common stock issued for cash	650,000	1,464,917

Net Cash Provided by Financing Activities	1,097,706	1,384,662

NET INCREASE (DECREASE) IN CASH	222,280	(39,776)

CASH AT BEGINNING OF PERIOD	70,902	963,627

CASH AT END OF PERIOD	$293,182	$923,851

The accompanying notes are an integral part of these condensed financial statements.

SMART ENERGY SOLUTIONS, INC.
Statements of Cash Flows (Continued)
(Unaudited)

	For the Six
	Months Ended
	June 30,
	2008	2007

SUPPLIMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

Common stock issued for debt conversion	$2,000,000	$-
Warrants and options issued for services	$997,735	$1,044,589
Common stock issued for services	$50,000	$1,643,873
Common stock issued for accrued interest	$183,750	$-

Cash Paid for:
Interest	$-	$150,000
Income taxes	$-	$-

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

NOTE 6- CONVERTIBLE DEBT

During the six months ended June 30, 2008, the Company entered into 52 convertible notes of $250,000. The notes are convertible at 60% of the average closing price of the Company’s common stock for the 15 days immediately preceding the date of conversion. The Company also amended the terms of the $500,000 15% convertible promissory note dated June 18, 2006, the $500,000 15% convertible promissory note dated May 22, 2006, the $500,000 amended and restated 12% promissory note dated April 27, 2008. The conversion price of the $1,500,000 of prior notes was amended from 95% of the average bid and ask on the day prior to conversion as an incentive to the note holders to convert. The Company recorded a loss on extinguishment of debt of $768,990 for the fair value of the beneficial conversion feature associated with the amended conversion price.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As used in this Quarterly Report on Form 10-Q, references to the “Company,” “we,” “our” or “us” refer to Smart Energy Solutions Inc., unless the context otherwise indicates.

This Management’s Discussion and Analysis or Financial Condition and Results of Operations (this “MD&A”) section of our Quarterly Report on Form 10-Q discusses our results of operations, liquidity and financial condition, and certain factors that may affect our future results. You should read this MD&A in conjunction with our consolidated financial statements and accompanying notes included in this Quarterly Report.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking information. Forward-looking information includes statements relating to future actions, future performance, costs and expenses, interest rates, the outcome of contingencies, financial condition, results of operations, liquidity, business strategies, cost savings, objectives of management, and other such matters regarding the Company. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking information to encourage companies to provide prospective information about themselves without fear of litigation, so long as that information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information. Forward-looking information may be included in this Quarterly Report on Form 10-Q or may be incorporated by reference from other documents filed with the Securities and Exchange Commission (the “SEC”) by the Company. You can find many of these statements by looking for words including, for example, “believes,” “expects,” “anticipates,” “estimates” or similar expressions in this Quarterly Report on Form 10-Q or in documents incorporated by reference in this Quarterly Report on Form 10-Q. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information or future events.

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

General

We were incorporated in the State of Utah on February 10, 1999. On August 25, 2005 we changed our state of incorporation from Utah to Nevada, by the merger of our Company with and into our wholly-owned subsidiary, Smart Energy Solutions, Inc., a Nevada corporation. As a result of such merger, our Company’s name was changed to Smart Energy Solutions, Inc. in order to better reflect our business operations.

On March 23, 2005, we purchased inventory, manufacturing molds and technology from Purisys, Inc., whereby we became a producer of an electronic control for vehicle batteries, known as the “Battery Brain”, which is intended to keep batteries from discharging to the point that the vehicle cannot be started. It is also intended to prevent the vehicle from being started without using the ignition system by what is commonly known as hot wiring. We have been selling the Battery Brain since then, on a wholesale basis through distributors and on a retail basis over the internet.

The Battery Brain is manufactured on behalf of the Company by third party manufacturers. The Company has expanded its manufacturing capabilities by adding additional third party manufacturing facilities in China and Israel. The Company is also reviewing opportunities to expand its facilities in Italy and establish manufacturing facilities in North America. Such third party arrangements give the Company access to state of the art manufacturing facilities while maintaining strict protection of our proprietary property. They also enable the Company to meet the strictest regulation, and provide flexibility to meet the growing demands in each market segment.

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

Results of Operation
For the nine months ended September 30, 2008 the Company’s sales of the Battery Brain product increased, resulting in revenues of $1,397,008, approximately 28.6% above revenues of $1,086,311 for the nine months ended September 30, 2007. For the three months ended September 30, 2008 the Company recorded revenues of $506,835, an increase of approximately 96.1% as compared to revenues of $258,475 for the three months ended September 30, 2007. The Company continues with an aggressive marketing program which includes advertising in trade publications, the internet, marketing in trade shows and direct sales to wholesalers.
The cost of goods sold increased by smaller margins, resulting in gross profits in the nine months ended September 30, 2008 of $720,941, an increase of approximately 51.5% from gross profits of $475,832 for the nine months ended September 30, 2007. For the three months ended September 30, 2008 the Company recorded gross profits of $293,958, an increase of approximately 158.5% from gross profits of $113,695 for the three months ended September 30, 2007. The increased gross profits were the result of less discounting of our products to our customers.
Total operating expenses in the nine months ended September 30, 2008 dropped to $3,438,075, approximately 46.0% below total operating expenses of $6,368,212 in the nine months ended September 30, 2007. General and administrative expenses in the nine months ended September 30, 2008 were $1,242,521, as compared to $2,105,141in the nine months ended September 30, 2007. Marketing and advertising expenses in the nine months ended September 30, 2008 were $122,880, as compared to $298,311in the nine months ended September 30, 2007. Consulting fees in the nine months ended September 30, 2008 were $2,072,674, as compared to $3,964,760 in the nine months ended September 30, 2007. These decreases in operating expenses resulted primarily from a reduction in shares issued for services.

Total operating expenses in the three months ended September 30, 2008 dropped to $894,723, approximately 46.8% below total operating expenses of $1,682,598 in the three months ended September 30, 2007. General and administrative expenses in the three months ended September 30, 2008 were $397,338, as compared to $618,095 in the three months ended September 30, 2007. Marketing and advertising expenses in the three months ended September 30, 2008 were $22,648, as compared to $49,624 in the three months ended September 30, 2007. Consulting fees in the three months ended September 30, 2008 were $474,737, as compared to $1,014,879 in the three months ended September 30, 2007. These decreases in operating expenses resulted primarily from a reduction in shares issued for services.
Interest expense in the nine months ended September 30, 2008 was $445,235, as compared to $434,177 in the nine months ended September 30, 2007. In the three months ended September 30, 2008 interest expense dropped to $13,197, a decrease of approximately 91% from interest expense of $144,726 in the three months ended September 30, 2007. The decrease in interest expense in the three months ended September 30, 2008 resulted primarily from the conversion, on May 19, 2008, of promissory notes in the aggregate principal amount of $2 million into shares of our common stock. Interest income also decreased from $7,680 and $32,761 in the three and nine month periods ended September 30, 2007, respectively, to $1,858 and $6,072 in the three and nine month periods ended September 30, 2008, respectively. The decrease in interest income resulted primarily from reduced cash on hand.
In addition, in the nine months ended September 30, 2008 we recorded a loss on the extinguishment of debt in the amount of $768,990, following an amendment in the conversion terms of outstanding promissory notes in the principal amount of $1.5 million. As an incentive to the note holders to convert, the conversion price of these notes was reduced from 95% of the average of the bid and ask prices of the Company’s common stock on the day prior to conversion to 60% of the average closing price for the 15 days immediately preceding the date of conversion. As a result, total other expenses in the nine months ended September 30, 2008 increased by approximately 201%, to $1,208,153 from $401,416 in the nine months ended September 30, 2007. In the three months ended September 30, 2008 total other expenses decrease by approximately 91.7%, to $11,339 from $137,046 in the three months ended September 30, 2007. The decrease in total other expenses in the third quarter resulted primarily from the decrease in interest expense in the period.
The Company recorded a net loss of $3,925,287, or $0.04 per share, for the nine months ended September 30, 2008, as compared to a net loss of $6,293,796, or $0.08 per share, in the same period in 2007. For the three months ended September 30, 2008 the Company recorded a net loss of $612,104, or $0.01 per share, as compared to a net loss of $1,705,949, or $0.02 per share, for the three months ended September 30, 2007.

Liquidity and Capital
On September 30, 2008 the Company had $388,525 in cash and cash equivalents, an increase of almost 448% as compared to cash and cash equivalents of $70,902 on December 31, 2007. The increase resulted primarily from the receipt of $125,000 in gross proceeds from the sale of our securities in the three months ended September 30, 2008, and an aggregate of $775,000 in gross proceeds from the sale of securities and $500,000 in gross proceeds from notes payable since December 31, 2007.

Total current assets on September 30, 2008 were $1,674,345, an increase of approximately 30% as compared to total current assets on December 31, 2007 of $1,286,851. This increase results primarily from the increase in cash and cash equivalents described above, and an increase in net accounts receivable, from $259,552 on December 31, 2007 to $533,882 on September 30, 2008, which was partially offset by a decrease in inventory, from $955,912 on December 31, 2007 to $751,453 on September 30, 2008.

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

Going Concern Consideration

The financial statements contained herein for the period ending September 30, 2008, have been prepared on a “going concern” basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the reasons discussed herein and in the footnotes to our financial statements included herein, there is a significant risk that we will be unable to continue as a going concern. Our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on March 31, 2008, contain additional note disclosures describing the circumstances that lead to this disclosure.

Off-Balance Sheet Arrangements.

None.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

From July 3, 2008 to July 14, 2008 we accepted subscription for an aggregate of 1,136,363 units, each consisting of one share of common stock and one-quarter warrant. Each whole warrant entitles the holder to purchase one share of common stock at an exercise price of $0.11 for a term of 5 years. Aggregate gross proceeds from the sale of the units amounted to $125,000. The units were issued and sold pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), under Rule 506 of Regulation D. The subscribers represented that they are accredited investors, as defined in Regulation D, that they acquired the securities for their own accounts as principals, not as nominees or agents, for investment purposes only and not with a view to or for resale or distribution, and we did not make any public solicitations of offers to purchase the units.

On July 3, 2008 we issued 330,000 shares of common stock to Pete Mateja, our former chief executive officer, as consideration for services provided to the Company. The shares were issued pursuant to an exemption from the registration requirements of the Securities Act, under Section 4(2) of the Securities Act. Mr. Mateja had access to all of the information that would be required to be included in a registration statement, and the transaction did not involve a public offering.

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

Dated: November 10, 2008	By:	/s/ Edward Braniff
		Name: Title:	Edward Braniff Interim Chief Executive Officer and Chief Financial Officer (Principal Executive and Accounting Officer)