Form 10-Q/A
period 2008-09-30
Smart Energy Solutions, Inc.
filed 2008-11-12
CIK 1086082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

Explanatory Note

The quarterly Report on Form 10-Q of Smart Energy Solutions, Inc. for the quarterly period ended September 30, 2008 (the “Report”), which was filed with the Securities and Exchange Commission on November 11, 2008, erroneously included financial statements as at June 30, 2008 and for the three and nine months ended June 30, 2008. This Amendment No. 1 to the Report is filed in order to provide the required financial statements as at September 30, 2008 and for the three and nine months ended September 30, 2008.

PART I.
FINANCIAL INFORMATION

Item 1. Financial Statements.

SMART ENERGY SOLUTIONS, INC.
Balance Sheets

	September 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
CURRENT ASSETS

Cash	$388,525	$70,902
Accounts receivable, net	533,882	259,552
Inventory	751,453	955,912
Prepaid expenses	485	485

Total Current Assets	1,674,345	1,286,851

PROPERTY AND EQUIPMENT, net	30,862	42,062

OTHER ASSETS

Trademark, net	500	715
Deposits	23,700	23,700
Battery Brain technology, net	15,633	23,449

Total Other Assets	39,833	47,864

TOTAL ASSETS	$1,745,040	$1,376,777

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$689,534	$481,060
Bank overdraft	-	52,294
Deferred revenue	-	140,000
Customer deposits	280,000	-
Convertible debt, net	-	1,475,613

Total Current Liabilities	969,534	2,148,967

TOTAL LIABILITIES	969,534	2,148,967

COMMITMENTS	-	-

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock:no par value;1,000,000 shares authorized; none outstanding
Common stock, no par value; 500,000,000 shares authorized; 106,191,313 and 82,022,679 shares issued and outstanding, respectively	21,195,855	15,722,872
Accumulated deficit	(20,420,349)	(16,495,062)

Total Stockholders' Equity (Deficit)	775,506	(772,190)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,745,040	$1,376,777

The accompanying notes are an integral part of these condensed financial statements.

SMART ENERGY SOLUTIONS, INC.
Statements of Operations
(Unaudited)

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

REVENUES	$506,835	$258,475	$1,397,008	$1,086,311

COST OF GOODS SOLD	212,877	144,780	676,067	610,479

GROSS PROFIT	293,958	113,695	720,941	475,832

OPERATING EXPENSES

General and administrative	397,338	618,095	1,242,521	2,105,141
Marketing and advertising	22,648	49,624	122,880	298,311
Consultation fees	474,737	1,014,879	2,072,674	3,964,760

Total Expenses	894,723	1,682,598	3,438,075	6,368,212

LOSS FROM OPERATIONS	(600,765)	(1,568,903)	(2,717,134)	(5,892,380)

OTHER INCOME (EXPENSES)
Interest expense	(13,197)	(144,726)	(445,235)	(434,177)
Loss on extinguishment of debt	-	-	(768,990)	-
Interest income	1,858	7,680	6,072	32,761

Total Other Income (Expenses)	(11,339)	(137,046)	(1,208,153)	(401,416)

NET LOSS BEFORE INCOME TAXES	(612,104)	(1,705,949)	(3,925,287)	(6,293,796)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(612,104)	$(1,705,949)	$(3,925,287)	$(6,293,796)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.02)	$(0.04)	$(0.08)

BASIC WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	105,649,505	79,546,285	92,058,229	77,705,925

The accompanying notes are an integral part of these condensed financial statements.

SMART ENERGY SOLUTIONS, INC.
Statements of Cash Flows
(Unaudited)

	For the Nine
	Months Ended
	September 30,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(3,925,287)	$(6,293,796)
Adjustments to reconcile net loss to net cash used by operating activities:
Warrants and options issued for services	1,299,841	1,524,272
Common stock issued for services	119,930	2,057,688
Amortization of debt discount	349,859	276,677
Depreciation and amortization	19,231	100,410
Loss on extinguishment of debt	768,990	-
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	-	139,424
(Increase) decrease in accounts receivable	(274,330)	786,834
(Increase) decrease in inventory	204,459	(788,788)
Increase (decrease) in deferred revenue	(140,000)
Increase (decrease) in customer deposits	280,000	-
Increase (decrease) in accounts payable and accrued expenses	392,224	78,122

Net Cash Used by Operating Activities	(905,083)	(2,119,157)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of equipment	-	(2,000)

Net Cash Used by Operating Activities	-	(2,000)

CASH FLOWS FROM FINANCING ACTIVITIES

Repayment of bank overdraft	(52,294)	(71,424)
Proceeds from notes payable	500,000	-
Common stock issued for cash	775,000	1,780,667

Net Cash Provided by Financing Activities	1,222,706	1,709,243

NET INCREASE (DECREASE) IN CASH	317,623	(411,914)

CASH AT BEGINNING OF PERIOD	70,902	963,627

CASH AT END OF PERIOD	$388,525	$551,713

The accompanying notes are an integral part of these condensed financial statements.

SMART ENERGY SOLUTIONS, INC.
Statements of Cash Flows (Continued)
(Unaudited)

	For the Nine
	Months Ended
	September 30,
	2008	2007

SUPPLIMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Common stock issued for debt conversion	$2,000,000	$-
Warrants and options issued for services	$1,299,841	$1,524,272
Common stock issued for services	$119,930	$2,057,688
Common stock issued for accrued interest	$183,750	$-

Cash Paid for:
Interest	$-	$210,000
Income taxes	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

SMART ENERGY SOLUTIONS, INC.
Notes to the Condensed Financial Statements
September 30, 2008 and December 31, 2007

NOTE 1 -	CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2008, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2007 audited financial statements. The results of operations for the periods ended September 30, 2008 and 2007 are not necessarily indicative of the operating results for the full years.

NOTE 2 -	GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. Historically, the Company has incurred significant annual losses, which have resulted in an accumulated deficit of $20,420,349 at September 30, 2008 which raises substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company increasing sales to the point it becomes profitable. The Company may need to raise additional capital for marketing to increase its sales. If the Company is unable to increase sales sufficiently or obtain adequate capital, it could be forced to cease operations. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

Management plans to increase sales by increasing its marketing program and to obtain additional capital from the private placement of shares of its common stock. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

SMART ENERGY SOLUTIONS, INC.
Notes to the Condensed Financial Statements
September 30, 2008 and December 31, 2007

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

During the three months ended September 30, 2008, the Company issued 1,136,363 shares of its common stock at $0.11 per share, with a warrant attached to each 4 shares for the purchase of an additional share at $0.11, for an aggregate cash inflow of $125,000 through debt conversion. During the three months ended September 30, 2008, the Company issued 330,000 shares of its common stock valued at $0.21 per share to a consultant for services totaling $69,930.

NOTE 4 -	BASIC AND DILUTED LOSS PER SHARE

The computation of basic and diluted loss per common share is based on the weighted average number of shares outstanding during each period.

	September 30,
	2008	2007
	(unaudited)
NET LOSS	$(3,925,287)	$(6,293,796)
BASIC AND DILUTED
LOSS PER COMMON SHARE	$(0.04)	$(0.08)
BASIC WEIGHTED AVERAGE
NUMBER OF SHARES OUTSTANDING	92,058,229	77,705,925

The computation of loss per common share is based on the weighted average number of shares outstanding during the year plus the common stock equivalents which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the year. Common stock equivalents, consisting of 11,354,665 and 10,763,665 in options and 10,667,197 and 19,545,522 in warrants were considered but were not included in the computation of loss per share at September 30, 2008 and 2007, respectively, because they would have been anti-dilutive.

SMART ENERGY SOLUTIONS, INC.
Notes to the Condensed Financial Statements
September 30, 2008 and December 31, 2007

NOTE 5 -	COMMON STOCK PURCHASE WARRANTS AND OPTIONS

Warrants

The Company has determined the estimated value of the compensatory warrants granted to non-employees in exchange for services and financing expenses using the Black-Scholes pricing model and the following assumptions: expected term of 1year, a risk free interest rate of 3.25%, a dividend yield of 0% and volatility of 63% in 2008. The amount of the expense charged to operations for compensatory warrants granted in exchange for services was $46,787 for the nine months ended September 30, 2008. During May 2008, the Company granted 4,963,068 common stock purchase warrants to the holders of convertible debt as consideration for the conversion of the debt. The Company recorded $354,583 in expense for the fair value of the warrants granted.

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company. These warrants were granted in lieu of cash compensation for services performed or financing expenses.

	Warrants Outstanding			Warrants Exercisable
Year	Exercise Price	Number warrants outstanding	Weighted Average Contractual Life (Years)	Number Exercisable	Weighted Average Exercise Price
2006	$0.75	125,000	1.00	125,000	$0.75
2007	$0.45	2,695,037.43		2,695,037	$0.45
2008	$0.11	4,963,068	1.00	4,963,068	$0.11
2008	$0.11	284,092	1.00	284,092	$0.11
2008	$0.40	2,600,000.50		2,600,000	$0.40
Total		10,667,197		10,667,197

Transactions involving the Company’s warrant issuance are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding as of January 1, 2007	16,850,518	$0.70
Granted	2,695,037	0.45
Exercised	-	0.00
Cancelled	(2,985,518)	0.45
Outstanding and exercisable at December 31, 2007	16,560,037	0.70
Granted	7,847,160	0.21
Exercised	-	0.00
Cancelled	(13,740,000)	0.75
Outstanding and exercisable at September 30, 2008(unaudited)	10,667,197	$0.40

SMART ENERGY SOLUTIONS, INC.
Notes to the Condensed Financial Statements
September 30, 2008 and December 31, 2007

NOTE 5 -	COMMON STOCK PURCHASE WARRANTS AND OPTIONS (Continued)

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

During the year ended December 31, 2007, the estimated value of the compensatory common stock purchase options granted to non-employees in exchange for services and financing expenses was determined using the Black-Scholes pricing model and the following assumptions: expected term of 1 to 3 years, a risk free interest rate of 4.69% to 5.85%, a dividend yield of 0% and volatility of 98%. The amount of the expense charged to operations for compensatory options granted in exchange for services was $898,471 for the nine months ended September 30, 2008. The following table summarizes the changes in options outstanding:

	Number of Options	Weighted Average Exercise Price
Outstanding as of January 1, 2007	10,223,665	$0.15
Granted	1,341,000	0.41
Exercised	(278,250)	0.23
Cancelled	(351,750)	0.40
Outstanding at December 31, 2007	10,934,665	$0.17

Granted	400,000	0.25
Exercised	-	0.00
Cancelled	-	0.00
Outstanding at September 30, 2008 (unaudited)	11,354,665	$0.17

At September 30, 2008 and December 31, 2007, 7,854,350 and 6,972,137 options were exercisable, respectively.

SMART ENERGY SOLUTIONS, INC.
Notes to the Condensed Financial Statements
September 30, 2008 and December 31, 2007

NOTE 5 -	COMMON STOCK PURCHASE WARRANTS AND OPTIONS (Continued)

Options (Continued)

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company. These options were granted in lieu of cash compensation for services performed or financing expenses.

	Options Outstanding			Options Exercisable

Year	Exercise Price	Number shares outstanding	Weighted Average Contractual Life (Years)	Number Exercisable	Weighted Average Exercise Price
2005	$0.15	4,035,000	1.50	3,172,000	$0.15
2005	$0.00	2,650,000	1.50	1,987,500	$0.00
2005	$0.05	1,000,000	3.50	750,000	$0.05
2006	$0.15	242,000.50		242,000	$0.15
2006	$0.45	1,166,665	3.50	481,850	$0.45
2006	$0.35	540,000	1.50	360,000	$0.35
2006	$0.30	50,000	3.50	50,000	$0.30
2007	$0.35	990,000	1.23	450,000	$0.35
2007	$0.35	40,000	4.83	40,000	$0.35
2007	$0.15	60,000	3.50	60,000	$0.15
2007	$0.15	11,000	3.50	11,000	$0.15
2007	$1.00	150,000.83		150,000	$1.00
2008	$0.25	350,000.50		50,000	$0.25
2008	$0.15	50,000	1.75	50,000	$0.15

Total		11,354,665		7,854,350

NOTE 6 -	CONVERTIBLE DEBT

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

During the nine months ended September 30, 2008, the Company entered into 2 convertible notes of $250,000. The notes are convertible at 60% of the average closing price of the Company’s common stock for the 15 days immediately preceding the date of conversion. The value of the beneficial conversion feature was determined using the intrinsic value method.  The amount recorded as a discount to the convertible debt was $325,472. The discount was accreted in full upon conversion of the notes during the nine months ended September 30, 2008.

SMART ENERGY SOLUTIONS, INC.
Notes to the Condensed Financial Statements
September 30, 2008 and December 31, 2007

NOTE 6 -	CONVERTIBLE DEBT (CONTINUED)

The Company also amended the terms of the $500,000 15% convertible promissory note dated June 18, 2006, the $500,000 15% convertible promissory note dated May 22, 2006, and the $500,000 12% convertible note dated August 15, 2006 (amended and restated April 27, 2008).  The conversion price of the $1,500,000 of prior notes was amended from 95% of the average bid and ask on the day prior to conversion to 60% of the average closing price of the Company’s common stock for the 15 days immediately preceding the date of conversion as an incentive to the note holders to convert. In accordance with EITF Issue No. 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments”, EITF Issue No. 06-6, “Debtor’s Accounting for a Modification (or Exchange) of Convertible Debt Instruments,” and FAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” the Company has determined this to be a substantial modification to the debt instruments and has applied debt extinguishment accounting to record a loss on extinguishment of debt of $768,990 for the period ended September 30, 2008. See Note3.

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

Dated: November 12, 2008	By:	/s/ Edward Braniff
		Name: Title:	Edward Braniff Interim Chief Executive Officer and Chief Financial Officer (Principal Executive and Accounting Officer)