Form 10-K
period 2008-12-31
Smart Energy Solutions, Inc.
filed 2009-04-14
CIK 1086082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ______________________________.

Commission File Number: 000-26027

SMART ENERGY SOLUTIONS, INC.

 (Exact Name of Registrant as Specified in its Charter)

Nevada	20-3353835
(State or Other Jurisdiction of Incorporation)	(IRS Employer Identification No.)

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                                                                                             Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as of March 31, 2009 was $3,305,079. [aggregate market value of common stock held by non-affiliates computed by reference to price last sold, or the average bid and ask, as of the last day of 3/331/09
The number of shares outstanding of the Registrant’s common stock as of March 31, 2009 was 112,036,585.

Documents Incorporated By Reference:       None

ii

TABLE OF CONTENTS

Need page numbers

iii

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

Our R&D has develop software and switching applications that can be used to monitor energy storage for alternative energy applications in wind, solar and hydrogen generation as well as a controlled interface to the power grid. This application uses our processor and high capacity switching technology to provide a intelligent switching capability for energy storage and generation.

We have also developed an application that allows our technology to used as an intelligent circuit breaker providing enhanced safety against electrical shorts that are responsible for vehicle fires. This application monitors the current being used in vehicles when they are moving or when they are parked and will alert the driver to a short condition immediately or if the vehicle is parked disconnect the source of energy before an electrical fire can start.

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

The Company has contracted with various distributors for distribution of the Battery Brain products in the United States, Canada, United Kingdom, France, Mexico, Asia and Israel.

The Company has been approved as a supplier to the U.S. General Services Administration and was awarded a GSA contract on February 1, 2007. This contract authorizes the Company to sell products electronically via the Internet to all executive agencies of the US government, contractors working for the Federal government, fleet managers and the District of Columbia. On January 31, 2007 the Company and the U.S. Department of Defense announced that the U.S. Army has begun testing the Battery Brain on their Striker Tactical Vehicle.  The military designed Battery Brain has passed all phases of testing to date and the U.S. Army is scheduled to complete testing in the 2nd quarter of 2009

On October 25, 2007 the Company executed a distributorship agreement with All Start Battery. Pursuant to this agreement, All Start was appointed as the exclusive distributor of the Battery Brain products to new car dealers located in California.  The term of the agreement is for a three year period expiring on October 24, 2010 and may be terminated if minimum sales targets are not achieved.  The term shall be automatically renewed for successive two year periods unless terminated by the parties.  Either party may terminate the agreement without cause upon 30 days’ prior notice. This agreement is still in effect with 13,000 units scheduled for delivery in April 2009.

On March 17, 2008 we executed a distributorship agreement with OnGuard Dealer Services, LLC. Pursuant to the agreement, OnGuard was appointed as the exclusive distributor of the Battery Brain products to new and used car dealers in all of the United States other than California.  The agreement has a term of ten years and renews automatically for successive one year periods.  Either party may terminate the agreement in the event of a breach or a change in the majority ownership of the Company.  The agreement establishes sales targets and allows us to terminate the exclusivity of the distributorship if these targets are not met and take other remedial actions.  The agreement also provides that we will grant OnGuard 1,000,000 warrants at an exercise price of $.50 with a term of five years, if OnGuard achieves the minimum sales threshold of one hundred fifty thousand units in the first year of the term. An additional 1,000,000 warrants will be granted if OnGuard achieves minimum sales threshold of three hundred thousand units over two years from the date of the agreement. OnGuard will be granted a total of 3,000,000 warrants should it achieve a sales threshold of seven hundred fifty thousand units over two years. Agreement is terminated On Guard was unable to make payments on their orders and the produt was returned to Smart Energy Solutions Inc.

The Company also sells units of the Battery Brain to other commercial enterprises, including the following; automotive retail distributors like  Keystone, Crutchfield and O’Reilly Auto Parts; marine distributors, including , Overton and Keller Marine;  recreational vehicle and motor home distributors, including Coast and Stag Parkway; truck distributors, including Camping World,  Truck Pro and ; and international distributors in Italy, Belgium, the Netherlands, Sweden, Mexico, Israel, the Philippines and the United Kingdom.

Competition

The Company believes that it has a competitive advantage over the producers of products which the market might consider similar to the Battery Brain.  We feel that the Battery Brain is differentiated from similar products offered by such competitors in various important ways.  The Battery Brain is the only product of its kind that will protect vehicles from battery failure due to the operation of any electrical accessory, including headlights, radios, trunk lights, interior lights, door lights, or due to shorts circuits in the electrical system, and also provide vehicle anti-theft capability.  Similar products offered by competitors protect vehicles from battery failure due only to the operation of the headlights.  The Battery Brain is also easier to install than other competitive products.  Further, in order to reset the load (the energy source), most other competitive products require the operator of the vehicle to lift the hood, locate the device, and press a reset knob located on the device. The Battery Brain can be operated via remote control. New products being delivered in the First Quarter 2009 have programmable capability so that unique setting can be set for fleet applications or vehicle specific requirements.

Intellectual Property

Our intellectual property rights in the Battery Brain products are protected by a US patent, which was issued on June 1, 2004 and expires on July 23, 2022.  On December 7, 2007 we applied for a provisional patent with respect to our new Battery Switch products, which incorporate electronic circuit technology and will enhance our current product line. We have also applied for provisional patents on additional battery applications and for a World Wide patent covering some of our new proprietary electronic recognition software.

Employees

As of March 25, 2009 the Company had Three employees, of which all are employed full time.

Item 1A.  Risk Factors
Smaller reporting companies are not required to provide the information required by this item.
Item 2.  Properties

The Company leases its executive offices and warehouse facilities, which together consist of approximately 5,000 square feet, at 210 West Parkway, #7, Pompton Plains, NJ 07444, pursuant to a lease with a term of one year commencing on 1, 2007.  The rent due under the lease is $5,500 per month.  The initial term of the lease will be automatically renewed for an additional two year term unless, at least 90 days prior to the expiration of the initial term, the Company notifies the landlord that it does not desire to renew the term.  The Company believes that its current office and warehouse space will be adequate for the foreseeable future.

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

The Company suit against Superior Automotive Company was settled on December 5, 2007. The agreement with Superior was terminated all product held by Superior Automotive was returned and Superior was released from any obligations to pay outstanding charges.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company’s common stock has been traded on the Over-The-Counter Bulletin Board sponsored by the Financial Industry Regulatory Authority, Inc., Inc. under the symbol SMGY.OB.  The following table sets forth the range of quarterly high and low closing bids for the common stock as reported on http://finance.yahoo.com during the years ending December 31, 2008 and December 31, 2007:

Financial Quarter		Bid Information*
Year	Quarter	High Bid	Low Bid
2008	Fourth Quarter	$0.10	$0.01
	Third Quarter	$0.17	$0.07
	Second Quarter	$0.23	$0.14
	First Quarter	$0.33	$0.17
2007	Fourth Quarter	$0.50	$0.25
	Third Quarter	$0.60	$0.49
	Second Quarter	$0.62	$0.54
	First Quarter	$0.65	$0.41

*The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Holders

On March 25, 2009, there were approximately 189 holders of record of the Company’s common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table presents certain information as of the end of December 31, 2008 with respect to compensation plans under which equity securities of the Company are authorized for issuance:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	0	0	0
Equity Compensation Plans Not Approved by Security Holders	11,334,665	$0.17	1,000,000
Total	11,334,665	$0.17	1,000,000

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

The 2005 Stock Plan provides that 1,000,000 shares of the Company’s common stock are reserved for stock awards thereunder.  Stock awards may be granted only to employees or independent contractors (including, officers and directors who are also employees) of the Company or of an affiliate of the Company. How many currently issued, vested, etc?

Individual Equity Compensation Arrangements

Pursuant to a Consulting Agreement, dated October 3, 2005 and amended on October 3, 2006, between the Company and Peter Mateja, our Chief Executive Officer and Director, the Company granted to Mr. Mateja 3,000,000 stock options, each of which gives Mr. Mateja the right to purchase one share of the Company's common stock for $0.15.  Such stock options shall vest pro ratably every three months over the three year period commencing three months from October 3, 2005. The vested stock options shall be exercisable until the earlier of five years after vesting or 365 days after Mr. Mateja's termination.  All remaining stock options shall automatically vest upon the Company's change in control.  In lieu of a $50,000 cash bonus he was entitled to pursuant to the consulting agreement, the Company agreed, on October 3, 2006, to issue to Mr. Mateja 150,000 shares of common stock and 66,666 stock purchase options, each of which entitles the holder thereof to purchase one share of common stock at $0.45.  On July 3, 2008 the company signed a termination agreement with Peter Mateja that terminated the company’s obligations to Mr. Mateja at the end of his contract term October 2008. Mr. Mateja would be paid his salary,expenses and retain his contract options.

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

On November 9, 2006, the Company granted an additional 195,000 stock options, subject to vesting as described below, to each of the following directors: Aharon Y. Levinas, Tamir Levinas, Jacob Enoch, Joseph Bahat, and Amir Uziel.  Each such stock option entitles the holder thereof to purchase one share of common stock for a price of $0.15, exercisable for three years after the date that the stock option vests.  Such stock options shall vest quarterly over three years, commencing on November 9, 2006. Mr. Bahat and Mr. Enoch resigned from the Board of Directors on January 12, 2009 due to time constraints and other obligations.

Pursuant to an Employment Agreement, dated May 24, 2005 and amended and restated on October 25, 2006, between the Company and Edward Braniff, our Chief Financial Officer, the Company issued to Mr. Braniff options to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $0.05 per share.  Such options shall vest pro ratably every three (3) months over three (3) year period commencing on May 24, 2005.  The vested options shall be exercisable until the earlier of 5 years after vesting or 365 days after termination of Mr. Braniff’s employment with the Company.  In addition, during the fiscal year ended December 31, 2006, Mr. Braniff received a bonus consisting of the following awards: 100,000 shares of common stock, granted on October 25, 2006; 50,000 stock options (each entitling Mr. Braniff to purchase one share of common stock for $0.30), granted on October 25, 2006; and 33,333 stock options (each entitling Mr. Braniff to purchase one share of common stock for $0.45), granted on December 31, 2006. Mr. Braniff was also granted 50,000 stock options a month, (each entitling Mr. Braniff to purchase one share of common stock for $0.25), as an extension of his employment contract from June 1, 2008.

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

On May 22, 2006, the Company issued two convertible promissory notes to EGFE, each in the principal amount of $500,000.  One of these notes is payable June 4, 2008 and the other is payable on May 24, 2008.  Both notes accrue interest at the rate of 15% per annum. Both notes and all accrued and unpaid interest are convertible into shares of the Company’s common stock, at the holder’s option, at a conversion price equal to 95% of the average of the closing bid and ask prices for the common stock as quoted on the Over-The-Counter-Bulletin-Board for the five trading days preceding conversion.  If the Company is in default under the terms of the notes the conversion price shall be 50% of the average of the closing bid and ask price for of the common stock for the five trading days preceding conversion.  The notes were issued pursuant to an exemption from the registration requirements of the Securities Act under Regulation D promulgated the Securities Act.  EGFE represented that it was an accredited investor, as defined in Regulation D, and made customary representations regarding its intention to acquire the shares for investment only and not with view to or for sale in connection with any distribution thereof.

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

May 19, 2008 EGFE converted three, (3) notes of convertible debt and accrued interest, each for $500,000 plus interest into 19,852,271 shares at $.11 per share.

During the year ended December 31, 2008, the Company issued 3,736,363 shares of its common stock to unrelated investors for an aggregate cash inflow of $775,000.  The Company also issued 19,852,271 shares of common stock in the conversion of $2,183,750.  Additionally, the Company issued 1,565,282 shares of common stock as payment for $242,311 of services rendered.

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

Results of Operation

Fiscal Year Ended December 31, 2008 Compared to Fiscal Year Ended December 31, 2007

The Company recorded revenues of $1,272,810 in 2008, compared to $1,244,108 in 2007.  Cost of sales was $879,842 in 2008, compared to $933,836 in 2007.  The Company expects to continue to expand its customer base in 2009 as a result of its extensive marketing programs, including its participation in trade shows and private label programs.

The Company's 2008 general and administrative expenses of $1,659,943 consisted primarily of bad debt expenses of $146,538, travel costs of $200,178, research and development of $394,188 and administrative payroll of $433,246.  The Company paid or accrued professional fees, including legal and accounting fees, of $194,375 in connection with audits and SEC reporting. The Company incurred consulting fees of $2,731,083 in connection with the development of its business strategy, recruiting of key executives and interim managers and completing the roll out of the Battery Brain products.  The Company also paid $144,802 in marketing and advertising expenses during the year.  The marketing and advertising costs were related to the development of a marketing plan and marketing materials for the Company.

The Company's 2007 general and administrative expenses of $2,687,557 consisted primarily of bad debt expenses for Superior Automotive Company and Carter Group Inc. of $253,163, travel costs of $439,837, and administrative payroll of $800,987.  The Company paid or accrued professional fees, including legal and accounting fees, of $350,190 in connection with audits and SEC reporting. The Company incurred consulting fees of $4,644,482 in connection with the development of its business strategy, recruiting of key executives and interim managers and completing the roll out of the Battery Brain products.  The Company also paid $350,190 in marketing and advertising expenses during the year.  The marketing and advertising costs were related to the development of a marketing plan and marketing materials for the Company.  The Company cut administrative staff, travel, Marketing and consulting services in 2008 by 45% and spent more on research and development. We changed our distribution model starting in July to work with strong partners in target segments using their existing sales and distribution systems rather then incurring the cost of our own.

The Company recorded a net loss of $5,544,232 or $0.06 per share for the year of 2008, compared to a net loss of $7,896,679 or $0.10 per share in 2007. Excluding non-cash expenses incurred through common stock and option grants, the Company would have incurred a net loss of $3,097,698 or $0.03 per share, and $3,660,888, or $0.05 per share, in 2008 and 2007, respectively. The Company expects to continue granting common stock and options as consideration for services in 2009.

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

The Company recorded a net loss of $7,896,679 or $0.10 per share for the year of 2007, compared to a net loss of $5,162,631 or $0.08 per share in 2006. Excluding non cash expenses incurred through common stock and option grants, the Company would have incurred a net loss of $3,660,888, or $0.05 per share, and $2,189,849, or $0.04 per share, in 2007 and 2006, respectively.

Liquidity and Capital Resources

The Company believes that it will need approximately $2,000,000 to fund its operations through December 31, 2009.  As of December 31, 2008, the Company had $132,687 in cash and believes that such funds will not be sufficient to satisfy the Company's cash requirements for the next twelve (12) months.

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

The Company has an aggregate of 11,334,675 options outstanding, with an aggregate exercise price of $ $2,036,699.  However, there can be no assurance that the outstanding option will be exercised or that the required funds will be raised.  In order to raise the funds required in order to pursue our business plan we may raise additional capital through the issuance of our securities or enter into a strategic alliance with a third party.  There can be no assurance that we will be successful in raising additional capital or creating a strategic alliance. There can be no assurance that we will be able to obtain additional financing if and when needed or that, if available, financing will be on acceptable terms. Additional equity financings may be dilutive to holders of our common stock and debt securities, if available, and may involve significant payment obligations and covenants that restrict how we operate our business.

On March 9, 2009, the board of directors of the Company determined that it was in its best interest to raise up to $1,000,000 in fund by effectuating a private placement of the issuance of secured convertible promissory notes. In accordance with the authorization given by the board, the Company entered into subscription agreements  with each of Aharon Levinas, Edward Braniff and Tamir Levinas and EGFE, for the purchase and sale of Secured Convertible Promissory Notes of the Company.

The Notes to Aharon Levinas, Edward Braniff and Tamir Levinas for the purchase price of $291,767, 103,985 and $72,376, respectively, represent prior salaries owed that have been deferred pending available funds.  On March 9, 2009, the Company entered into another subscription Agreement with Edward Braniff for the purchase and sale of a Note in the amount of $50,000 and on March 13, 2009, the Company entered into Subscription Agreements with EFGE and Aharon Levinas for each for the purchase and sale of a Note in the amount of $50,000.

The principal amount of each Note bears an interest rate of 15% per annum, calculated on a 365 day calendar year. The accrued interest on the outstanding balance is due and payable on August 3, 2009 and the maturity date, which is December 31, 2009. Each Note contains default events which, if triggered and not timely cured the purchaser may declared the outstanding principal and all accrued interest thereon due and payable immediately.

All principal and accrued interest on the Notes is convertible into shares of our common stock at the election of the purchasers or the Company at any time at the conversion price of $0.05 per share.

On January 18, 2009, the Company issued 2,000,000 shares to consultants for investor relation services to be performed.

Going Concern

The Company has incurred a net loss of $ 5,544,232. The Company has incurred significant losses and had negative cash flow from operations and has an accumulated deficit of $ 22,039,294 at  December 31, 2008. In addition, as of December 31, 2008, the Company has working capital deficiency of $186,603. These factors raised substantial doubt about the Company’s ability to continue as going concern.

There can be no assurance that sufficient funds will be generated during the next twelve months or thereafter from the Company’s current operations, or that funds will be available from external sources such as debt or equity financings or other potential sources. The lack of additional capital could force the Company to curtail or cease operations and would, therefore, have a material adverse effect on its business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company’s existing stockholders.

There can be no assurance that any additional financings will be available to the Company on satisfactory terms and conditions, if at all. In the event we are unable to continue as a going concern, we may elect or be required to seek protection from our creditors by filing a voluntary petition in bankruptcy or may be subject to an involuntary petition in bankruptcy. To date, management has not considered this alternative, nor does management view it as a likely occurrence.

The accompanying consolidated financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

Off Balance Sheet Arrangements

None

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.   Financial Statements and Supplementary Data

The financial statements are set forth immediately following the signature page and are incorporated herein by reference.

Item 9.   Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Rules 13a-15(f) under the Securities Exchange Act of 1934, internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive, principal operating and principal financial officers, or persons performing similar functions, and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records, that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company’s management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the framework in “Internal Control – Integrated Framework” promulgated by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the “COSO” criteria. Based on the assessment performed, management believes that as of December 31, 2008, the Company’s internal control over financial reporting was effective based upon the COSO criteria. Additionally, based on management’s assessment, the Company determined that there were no material weaknesses in its internal control over financial reporting as of December 31, 2008.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in Internal Controls

During the year ended December 31, 2008, there was no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

The Company’s management, including the chief executive officer and chief financial officer, do not expect that its disclosure controls or internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management’s override of the control. The design of any systems of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Individual persons perform multiple tasks which normally would be allocated to separate persons and therefore extra diligence must be exercised during the period these tasks are combined. Management is aware of the risks associated with the lack of segregation of duties at the Company due to the small number of employees currently dealing with general administrative and financial matters. Although management will periodically reevaluate this situation, at this point it considers the risks associated with such lack of segregation of duties and that the potential benefits of adding employees to segregate such duties do not justify the substantial expense associated with such increases. It is also recognized Pay88 has not designated an audit committee and no member of the board of directors has been designated or qualifies as a financial expert. The Company should address these concerns at the earliest possible opportunity.

Item 9A(T) Controls and Procedures

Pursuant to SEC rules implementing Section 404(a) of the Sarbanes-Oxley Act of 2002, non accelerated filers with fiscal years ending on or after December 15, 2007 must begin to comply with the management report requirement in Item 308(a) of Regulation S-K. Under this rule, management is responsible for establishing and maintaining adequate internal control over financial reporting, as well as an assessment of the effectiveness of those internal controls.

An overall purpose of internal control over financial reporting is to foster the preparation of reliable financial statements. Reliable financial statements must be materially accurate. Therefore, a central purpose of the assessment of internal control over financial reporting is to identify material weaknesses that have, as indicated by their very definition, more than a remote likelihood of leading to a material misstatement in the financial statements. While identifying control deficiencies and significant deficiencies represents an important component of management's assessment, the overall focus of internal control reporting should be on those items that could result in material errors in the financial statements.

Management is not required by Section 404 of Sarbanes-Oxley to assess other internal controls, such as controls solely implemented to meet a company’s operational objectives. Further, “reasonable assurance” does not mean absolute assurance. ICFR cannot prevent or detect all misstatements.

The assessment of internal control over financial reporting will be more effective if it focuses on controls related to those processes and classes of transactions for financial statement accounts and disclosures that are most likely to have a material impact on the company's financial statements. Employing such a top-down approach requires that management apply in a reasonable manner its cumulative knowledge, experience and judgment to identify the areas of the financial statements that present significant risk that the financial statements could be materially misstated and then proceed to identify relevant controls and design appropriate procedures for documentation and testing of those controls. For instance, the application of judgment by management and the auditor will typically impact the nature, extent and timing of control testing such that the level of testing performed for a low risk account will likely be different than it will be for a high risk account. In performing these steps, management and auditors should keep the "reasonable assurance" standard in mind.

Based on the top down approach mentioned above and performed within the internal control framework set out by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), we identified the following business cycles for internal control evaluation:

1)	Financial Reporting, which covers the entire process from data capturing to financial statement preparation and reporting;

2)	Purchase and disbursement, which covers the purchase of inventory, the approval process, the payment and any related liabilities accrued;

3)	Revenue Recognition, which covers the sales to the receivable to the cash cycles;

4)	Payroll cycle, which covers employee hiring and termination, time sheet submission and payroll calculation;

5)	Fraud: this is a pervasive risk, not associated with any particular business cycle, but rather associated with embezzlement of firm assets and fraudulent financial reporting; and

6)	Entity level control, which covers the control environment from firm culture and management integrity and styles, codes of ethics etc.

7)	Tax compliance, which covers the capturing of tax related data, preparation of tax returns and compliance with regulatory tax rules.

Chisholm, Bierwolf, Nilson & Morrill advised the Board of Directors that the lack of sufficient resources to identify and properly address technical SEC and reporting issues is a material weakness.

We understand control assurance is not absolute assurance; rather it is “reasonable” assurance. Management firmly believes in setting up proper control and complying with regulatory requirements. However due to the nature of small business, certain control will not be implemented due to constraints of costs.

Item 9B. Other Information

None.

PART III

Item 10.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors, Executive Officers, Promoters, and Control Persons

The following table sets forth the names, ages, and positions with the Company for each of the current directors and officers of the Company.

Name	Age	Positions and Offices

Edward Braniff	59	Interim CEO and CFO

Aharon Y. Levinas	62	CTO and Director

Tamir Levinas	37	Director

Michael Ben-Ari	49	Director

Guy Moshe	57	Director

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires officers and directors of the Company and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes in their ownership with the Securities and Exchange Commission, and forward copies of such filings to the Company.  We believe, based solely on our review of the copies of such forms and other written representations to us, that during the fiscal year ended December 31, 2008, all reporting persons complied with all applicable Section 16(a) filing requirements.

Code of Ethics

The Company has not adopted a code of ethics.

Item 11.  Executive Compensation

Summary Compensation

Pete Mateja

Pete Mateja served as our Chief Executive Officer from October 3, 2005 through July 3, 2008, and as a director from February 26, 2007 until July 3,2008.  The terms of his compensation are set forth in his consulting agreement, dated October 3, 2005, which was renewed and amended upon its expiration as of October 3, 2006.  Prior to the renewal of such consulting agreement, Mr. Mateja was entitled to the following as compensation for his services: an annual base salary of $150,000; an annual bonus of up to $50,000 based on the Company's performance and meeting established objectives; and 3,000,000 stock options, each of which gives Mr.  Mateja the right to purchase one share of the Company's common stock for $0.15.  Such stock options shall vest pro ratably every three months over the three year period commencing January 3, 2006. The vested stock options shall be exercisable until the earlier of five years after vesting or 365 days after Mr. Mateja's termination.  All remaining stock options shall automatically vest upon the Company's change in control.

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

During the fiscal year ending December 31, 2008, Mr. Mateja received $150,000

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

Edward Braniff

During the fiscal year ending December 31, 2008 Mr. Braniff received $160,000. From July 3, 2008 until the present Mr. Braniff has served as the acting CEO. Mr. Braniff‘s employment agreement has been extended from May 2008. Mr. Braniff will receive 50,000 stock options a month with a strike price of $.25.

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

Aharon Y. Levinas

Aharon Y. Levinas has been our Chief Technology Officer since March 23, 2005 pursuant to an employment agreement, dated as of such date, as amended on April 18, 2005 and May 18, 2005.  The agreement is for a 4-year term, with a base salary of $160,000, $200,000, $240,000 and $240,000 for each year of the term.  In addition, the Company granted to Mr. Levinas 2,650,000 shares of common stock, which shall vest pro ratably every 3 months over a 3-year period commencing on April 4, 2005. Upon a change of control of the Company, all such shares shall automatically be issued simultaneously upon the effective date of the change of control.  All benefits to be granted to the individual who will be appointed as our Chief Executive Officer shall be granted to Levinas as well, including bonuses and stock options.  The agreement with Levinas provides that if Levinas is terminated during the 4-year term, or is no longer employed by us for any reason during said period, including termination for cause or death, we remain obligated to pay the full amount of payment due Levinas thereunder.  During the fiscal year ended December 31, 2006, Mr. Levinas received $190,000 in salary and 66,666 stock options (each entitling the holder thereof to purchase one share of common stock for $0.45).  In addition, during the fiscal year ended December 31, 2006, 833,333 shares of common stock granted to Mr. Levinas on April 4, 2005 vested.  During the fiscal year ending December 31, 2007 Mr. Levinas received $230,000 in salary. In addition, during the fiscal year ended December 31, 2007, 833,333 shares of common stock which were granted to Mr. Levinas on April 4, 2005 vested.  Mr. Levinas has also been a Director of the Company since March 23, 2005 and has received additional compensation for his services rendered in his capacity as Director, as discussed below in the section entitled “Compensation of Directors.” During 2008 Mr. Levinas received $252,000 in compensation per his contracts as CTO and Director.

The following table sets forth information concerning the compensation paid or earned during the fiscal years ended December 31, 2008 and 2007 for services rendered to our Company in all capacities by the following persons: (i) all individuals who served as the principal executive officer or acting in a similar capacity during the fiscal year ended December 31, 2008, regardless of compensation level; (ii) our two most highly compensated executive officers other than our principal executive officer, who were serving as executive officers at the end of 2008; and (iii) up to two additional individuals who have served as the Company’s highest paid executives but were not serving as such at the end of 2007.

SUMMARY COMPENSATION TABLE
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)		Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Pete Mateja,	2008	150,000	0	0	431,264		0	0	0	581,264
CEO(1)	2007	170,000	0	0	517,042	(4)	0	0	0	687,042
Edward Braniff,	2008	160,000	35,000	0	109,333		0	0	0	304,333
CFO(5)	2007	145,000	0	0	134,379	(7)	0	0	0	279,379
Aharon Y. Levinas,	2008	252,000	0		205,434		0	0	0	457,434
CTO(8)	2007	230,000		0	379,042	(10)	0	0	0	609,042

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

Outstanding Equity Awards

The table set forth below presents certain information concerning unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer above outstanding as of December 31, 2008.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

OPTION AWARDS								STOCK AWARDS
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)		Number of Securities Underlying Unexercised Options (#) Unexer- cisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exer- cise Price ($) (e)	Option Expira- tion Date (f)		Number of Shares or Units of Stock That Have Not Vested (#) (g)		Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#) (j)
Pete	3,000,000	(1)	0	0	0.15	*	(1)	1,000,000		__	0	0
Mateja	66,666	(2)	0	0	0.45	—		0		0	0	0
Edward	1,000,000	(3)	0	0	0.05	*	(3)	166,667		0	0	0
Braniff	50,000	(4)	0	0	0.30	—		0		0	0	0
	33,333	(5)	0	0	0.45	—		0		0	0	0
	350,000	(6)	0	0	0.25			0		0	0	0
Aharon Y.	66,666	(7)	0	0	0.45	0		0		0	0	0
Levinas	2,650,000		0	0	0	0		441,666	(8)

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
(6) On June 1, 2008 50,000 monthly stock options (each entitling Mr. Braniff to purchase one share of common stock for $0.24) were granted to Mr. Braniff.
(7)  On October 3, 2006, the Company granted to Mr. Levinas 66,666 stock options (each entitling the holder thereof to purchase one share of common stock for $0.45).
(8) Pursuant to an Employment Agreement, dated March 23, 2005, between our Company and Aharon Y. Levinas, our Chief Technology Officer, as amended on April 18, 2005 and May 18, 2005, we granted to Mr. Levinas 2,650,000 shares of common stock, which shall vest pro ratably every 3 months over a 3-year period commencing on April 4, 2005.  Upon a change of control of the Company, all such shares shall automatically be issued simultaneously upon the effective date of the change of control.  As of December 31, 2007, 2,208,333 of such shares had vested.

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

The following table sets forth certain information regarding the compensation paid to our Directors during the fiscal year ended December 31, 2007.  In determining the value of the stock options described below, we made the following assumptions: The value of the stock options shares was based on a Black-Scholes Model value of $ 168,203 for each Director.

COMPENSATION OF DIRECTORS

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Non-Qualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (j)
Aharon Y. Levinas	12,000	0	71,982	0	0	0	83,982

Joseph Bahat	12,500	0	71,982	0	0	0	79,48284,482
Jacob Enoch	12,500	0	71,982	0	0	0	84,482
Tamir Levinas	72,000	0	71,982	0	0	0	142,982
Peter Mateja	4,000	0	86,176	0	0	0	90,176
Mike Ben Ari	12,000	0	75,436	0	0	0	87,436
Guy Moscha	12,000	0	75,436	0	0	0	87,436

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table lists, as of March 26, 2009, the number of shares of Common Stock beneficially owned by (i) each person or entity known to the Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of the Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 112,036,595 shares of Common Stock issued and outstanding as of March 26, 2009.  Unless otherwise provided, the address of each person listed in the following table is c/o Smart Energy Solutions, Inc., 210 West Parkway, #7, Pompton Plains, NJ 07444.

Name of Beneficial Owner	Title Of Class	Amount and Nature of Beneficial Ownership		Percent of Class

5% Owners:

EGFE, Ltd.	Common	18,378,490	(1)	16.4%

Directors and Executive Officers:

Peter Mateja	Common	3,756,666	(2)(3)(4)	4.9%

Edward Braniff	Common	2,295,282	(5)(6)(7)	2.0%

Michael Ben-Ari	Common	6,413,824	()(8)(9)(10)	8.3%

Moshe Guy	NA	540,000	(9)(10)	Less than 1%

Joseph Bahat	Common	655,000	(9)(10)	Less than 1%

Jacob Enoch	Common	655,000	(9)(10)	Less than 1%

Aharon Y. Levinas	Common	13,678,466	(9)(11)(12)	17.8%

Tamir Levinas	Common	2,600,000	(9)(10)	3.4%

All directors and executive officers as a group (6 persons)	Common	30,594,238	(2)(3)(4)(5)(6)(7)(8)(9)(10)(11)	27.3.4%

(1) Includes 15,306,818 shares of common stock issued upon conversion of three convertible promissory notes issued in 2006 by the Company to EGFE, Ltd., each in the principal amount of $500,000.  The sole owner and manager of EGFE, Ltd. is Michael Ben-Ari, our director.  In consideration therefor, EGFE agreed to pay to the Company an aggregate of $1,500,000.  Pursuant to each promissory note, EGFE has the right, at its option, to convert the outstanding principal and interest due under the promissory notes to shares of the Company's common stock. The number of shares of common stock were issued upon conversion at a price of $.11 per share
(2) Includes 3,000,000 shares of common stock issuable upon exercise of 3,000,000 stock options granted to Mr. Mateja pursuant to a Consulting Agreement, dated October 3, 2005, between the Company and Peter Mateja.  Each stock option provides to Mr.  Mateja the right to purchase one share of the Company's common stock for $0.15.  Such stock options shall vest pro ratably every three months over the three year period commencing three months from October 3, 2005.
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
(7) Includes 350,000 stock options issued to Mr. Braniff in 2008 as an extention of his employment agreement.
(8) Includes 3,320,802 shares of common stock issuable upon conversion of three convertible promissory notes issued in 2006 by the Company to EGFE, Ltd., each in the principal amount of $500,000.  The sole owner and manager of EGFE, Ltd. is Michael Ben-Ari, our director.  See Note 1 above.
(9) Includes shares of common stock issuable upon exercise of 345,000 stock options granted to such person pursuant to a letter agreement entered into with such person on July 29, 2005, as partial compensation for services rendered by such person in his capacity as a Director of the Company.  Each option entitles the holder thereof to purchase one share of common stock of the Company for a price of $0.15 per share.  The options are exercisable for three years after the date that the stock options vest.  Such stock options shall vest quarterly over the three year period commencing three months from the date of the Letter Agreement, so that 28,750 stock options shall vest every three months.

(10) Includes shares of common stock issuable upon exercise of 195,000 stock options granted to such person pursuant to a Board Meeting on November 9, 2006, as partial compensation for services rendered by such person in his capacity as a Director of the Company.  Each option entitles the holder thereof to purchase one share of common stock of the Company for a price of $0.35 per share.  The options are exercisable for three years after the date that the stock options vest.  Such stock options shall vest quarterly over the three year period commencing three months from the date of the board meeting, so that 16,250 stock options shall vest every three months.
(11) Includes 2,650,000 shares of common stock granted to Mr. Levinas, which shall vest pro ratably every 3 months over a 3-year period commencing on April 4, 2005.  Such shares were issued in consideration for services rendered by Mr. Levinas pursuant to his employment agreement with the Company, dated March 23, 2005, as amended on April 18, 2005 and May 18, 2005.
(12) Includes 66,666 stock options (each entitling the holder thereof to purchase one share of common stock for $0.45) granted to Mr. Levinas on October 3, 2006.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Related Transactions

On May 19, 2008 the company executed an agreement providing for the conversion of three outstanding promissory notes with Ever Green Fund, EGFE.  The conversion price was $0.11 for each share and one-quarter warrant.  Ever Green Fields Enterprises, Ltd. was the holder of three of the notes with an aggregate principal amount of $1.5 million The warrants issued upon conversion of the notes have a term of five years and an exercise price per share of $0.11. The securities were issued in a private transaction exempt from registration under the Securities Act of 1933, in reliance of Section 4(2) and Regulation D of that Act.  The individual subscribers represented that they are accredited investors, as defined in Regulation D, that they acquired the securities for their own accounts as principals, not as nominees or agents, for investment purposes only and not with a view to or for resale or distribution.

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

On February 1, 2006, the Company entered into a consulting agreement with Shiri Levinas.  Ms. Levinas is the daughter of Aharon Y. Levinas, our Chief Technology Officer and Director, and the sister of Tamir Levinas, our Director.  Pursuant to such agreement, Ms. Levinas agreed to provide consulting services related to our human resource needs.  Shiri Levinas has received $30,000 for her services and received 60,000 stock options, each of which entitles the holder thereof to purchase one share of common stock at $0.15 per share. This can be deleted, because it does not involve (i) any transaction since the beginning of 2007, or (ii) any transaction exceeding the lesser of $120,000 or 1% of average total assets at the end of 2006 and 2007.

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

On August 31, 2005, the Company issued 10,421,750 shares to Aharon Y. Levinas. Such shares were issued pursuant to the Asset Purchase Agreement, dated March 23, 2005, between the Company,  Purisys, Inc., and Mr. Levinas, as partial consideration for the sale of the Battery Brain to the Company by Purisys, Inc., a company  wholly  owned by Mr. Levinas.  This can be deleted, because it does not involve any transaction since the beginning of 2007.

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

On May 24, 2005, the Company and Edward Braniff entered into an employment agreement pursuant to which Braniff was employed by the Company as its Chief Financial Officer with an annual base salary of $140,000, an annual bonus of $50,000 based on performance, and options for 1,000,000 shares at $0.05.  On October 25, 2006 Mr. Braniff’s employment agreement was amended and restated to provide for an annual base salary of $145,000.  Mr. Braniff continues to be entitled to a bonus of up to $50,000 based on performance.  In addition, Mr. Braniff is entitled to an additional bonus as follows: for each $1,000,000 in revenues above $1,200,000 earned by the Company during the fiscal year ended December 31, 2006, the Company shall pay to Mr. Braniff the following: (a) 50,000 stock options, each of which shall give him the right to purchase one share of common stock for $0.45; (b) a cash payment equal to $10,000; and (c) a cash payment equal to 2.5% of the Company’s EBIT for the fiscal year ending December 31, 2006.  Mr. Braniff’s employment agreement was amended and restated on October 25, 2006 to provide for an annual base salary of $145,000.  Mr. Braniff continues to be entitled to a bonus of up to $50,000 based on performance.  In addition, Mr. Braniff is entitled to an additional bonus as follows: for each $1,000,000 in revenues above $1,200,000 earned by the Company during the fiscal year ended December 31, 2006, the Company shall pay to Mr. Braniff the following: (a) 50,000 stock options, each of which shall give him the right to purchase one share of common stock for $0.45; (b) a cash payment equal to $10,000; and (c) a cash payment equal to 2.5% of the Company’s EBIT for the fiscal year ending December 31, 2006.  Mr. Braniff’s employment agreement expired on May 24, 2008 and has been extended until July 1, 2009. Mr. Braniff was granted 50,000 monthly stock options (each entitling Mr. Braniff to purchase one share of common stock for $0.24) were granted to Mr. Braniff.

We have an agreement with Aharon Y. Levinas, who became the Chief Technology Officer and a director as of March 23, 2005. The agreement is for a 4-year term, with a base salary of $160,000, $200,000, $240,000 and $240,000 for each year of the term.  All benefits to be granted to the individual who will be appointed as our Chief Executive Officer shall be granted to Levinas as well, including bonuses and stock options. Mr. Levinas shall receive a cell phone and a car allowance. The consulting agreement with Mr. Levinas provides that if Mr. Levinas is terminated during the 4-year term, or is no longer employed by us for any reason during said period, including termination for cause or death, we remain obligated to pay the full amounts due Mr. Levinas thereunder.  Mr. Levinas’ agreement was amended on April 18 and May 18 of 2005 to provide, among other things, for a grant of 2,650,000 shares of common stock, which shall vest pro ratably every 3 months over a 3-year period commencing on April 4, 2005. Upon a change of control of the Company, all such shares shall automatically be issued simultaneously upon the effective date of the change of control. Mr. Levinas’ employment agreement was extended until July 1, 2009.

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

 Director Independence

We believe that the following of our directors currently meet the definition of “independent” as promulgated by the rules and regulations of NASDAQ: Guy Moshe and Michael Ben-Ari.

Item 14.  Principal Accounting Fees and Services

Chisholm, Bierwolf,  Nilson & Morrill, LLC has been serving as the Company’s auditor since May 17, 2005.  Squire & Company, PC served as the Company’s auditors from June 10, 2002 until May 17, 2005.  Their pre-approved fees billed to the Company are set forth below:

	Fiscal year ending December 31, 2008	Fiscal year ending December 31, 2007
Audit Fees	$46,263	$22,686
Audit Related Fees	$26,000	$8,158
Tax Fees	$0	$0
All Other Fees	$0	$0

As of December 31, 2008, the Company did not have a formal documented pre-approval policy for the fees of the principal accountant.

Add (i) a description of the pre-approval procedures used, despite the absence of a formal documented policy, (ii) the percentage of audit related services that were pre-approved, and (iii) a description of the nature of the services in the audit related category.

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

Report of Independent Registered Public Accounting Firms	F-3

Balance Sheet	F-4

Statements of Operations	F-5

Statements of Stockholders' Equity	F-6

Statements of Cash Flows	F-7 – F-8

Notes to the Financial Statements	F-9 – F-23

(b) Exhibits:

Exhibit No.	Description	Where Found
3.1	Articles of Incorporation	Previously filed with the Company’s Definitive Proxy Statement on Schedule 14A, filed with the SEC on July 19, 2005
3.2	Bylaws	Previously filed with the Company’s Definitive Proxy Statement on Schedule 14A, filed with the SEC on July 19, 2005
10.1	Letter of Intent	Previously filed with the Company’s Current Report on Form 8-K, filed with the SEC on December 17, 2004
10.2	Letter, dated February 28, 2005, between Purisys, Inc. and the Company	Previously filed with the Company’s Current Report on Form 8-K, filed with the SEC on March 1, 2005
10.3	Asset Purchase Agreement dated as of March 23, 2005 among the Company, Purisys, Inc. and Aharon Y. Levinas	Previously filed with the Company’s Current Report on Form 8-K, filed with the SEC on March 28, 2005
10.4	Consulting Agreement dated as of March 23, 2005 between the Company and Aharon Y. Levinas	Previously filed with the Company’s Current Report on Form 8-K, filed with the SEC on March 28, 2005
10.5	Distribution Agreement, dated January 15, 2006, between the Company and Elcart Distribution S.P.A.	Previously filed with the Company’s Current Report on Form 8-K, filed with the SEC on January 23, 2006
10.6	Distribution Agreement, dated November 30, 2005, between the Company and Superior Automotive Company	Previously filed with the Company’s Current Report on Form 8-K, filed with the SEC on January 23, 2006
10.7	15% Convertible Promissory Note Due May 24, 2007, made by the Company in favor of EGFE, Ltd.	Previously filed with the Company’s Current Report on Form 8-K, filed with the SEC on May 25, 2006

10.8	15% Convertible Promissory Note Due June 4, 2007, made by the Company in favor of EGFE, Ltd.	Previously filed with the Company’s Current Report on Form 8-K, filed with the SEC on May 25, 2006
10.9	Distributorship Agreement, dated June 22, 2006, by and between the Company and Carter Group, Inc.	Previously filed with the Company’s Current Report on Form 8-K, filed with the SEC on June 28, 2006
10.10	Profit Sharing and Internet Distribution Agreement, dated June 22, 2006, by and between Company and Carter Group, Inc.	Previously filed with the Company’s Current Report on Form 8-K, filed with the SEC on June 28, 2006
10.11	Finder’s Agreement, dated June 22, 2006, by and between Company and Carter Group, Inc.	Previously filed with the Company’s Current Report on Form 8-K, filed with the SEC on June 28, 2006
10.12	Demand Promissory Note, dated September 14, 2006, made by the Company in favor of EGFE, Ltd.	Previously filed with the Company’s Current Report on Form 8-K, filed with the SEC on September 19, 2006
10.13	Letter Agreement, dated March 19, 2007, between the Company and Moshe Guy	Previously filed with the Company’s Current Report on Form 8-K, filed with the SEC on March 23, 2007
10.14	Letter Agreement, dated March 19, 2007, between the Company and Pete Mateja	Previously filed with the Company’s Current Report on Form 8-K, filed with the SEC on March 23, 2007
10.15	Letter Agreement, dated March 19, 2007, between the Company and Michael Ben-Ari	Previously filed with the Company’s Current Report on Form 8-K, filed with the SEC on March 23, 2007
10.16	Distributorship Agreement and Addendum to Distributorship Agreement, dated March 17, 2008, between the Company and OnGuard Dealer Services, LLC	Previously filed with the Company’s Current Report on Form 8-K/A, filed with the SEC on March 24, 2008
10.17	Distributorship Agreement, dated September 13, 2007, between the Company and Breeze Overseas Ltd.	Previously filed
31.	Rule 13a-14(a)/15d14(a) Certification	Attached Hereto
32.	Section 1350 Certification	Attached Hereto

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMART ENERGY SOLUTIONS, INC.

Dated: April 13, 2009	By:	/s/ Edward Braniff
Name: Edward Braniff
Title: Chief Financial Officer
Acting Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Edward Braniff	Chief Financial Officer, Acting Chief	April 13, 2009
Edward Braniff	Executive Officer

/s/ Aharon Y. Levinas	Chief Technology Officer	April 13, 2009
Aharon Y. Levinas	and Director

/s/ Tamir Levinas	Director	April 13, 2009
Tamir Levinas

/s/ Guy Moshe	Director	April 13, 2009
Guy Moshe

/s/ Michael Ben-Ari	Director	April 13, 2009
Michael Ben-Ari

SMART ENERGY SOLUTIONS, INC.

FINANCIAL STATEMENTS

December 31, 2008 and 2007

CHISHOLM, BIERWOLF, NILSON & MORRILL, LLC Certified Public Accountants Phone (801) 292-8756 • Fax (801) 292-8809 • wwwcbnmcpa.com	Todd D. Chisholm Nephi J. Bierwolf Troy F. Nilson Douglas W. Morrill

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Shareholders
Smart Energy Solutions, Inc.
Pompton Plains, New Jersey

We have audited the accompanying balance sheets of Smart Energy Solutions, Inc. as of December 31, 2008 and 2007, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing our procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. As such we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Smart Energy Solutions, Inc. as of December 31, 2008 and 2007 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

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

Chisholm, Bierwolf & Nilson, LLC
Bountiful, Utah
April 2, 2009

PCAOB Registered, Members of AICPA, CPCAF and UACPA

533 West 2600 South, Suite 25 • Bountiful, Utah 84010	12 South Main, Suite 208, Layton, Utah 84041

SMART ENERGY SOLUTIONS, INC.
Balance Sheets

	December 31,	December 31,
	2008	2007
ASSETS

CURRENT ASSETS

Cash	$132,687	$70,902
Accounts receivable, net	68,798	259,552
Inventory	494,269	955,912
Prepaid expenses	21,269	485

Total Current Assets	717,023	1,286,851

PROPERTY AND EQUIPMENT, net	27,139	42,062

OTHER ASSETS

Trademark, net	429	715
Deposits	23,700	23,700
Battery Brain technology, net	13,027	23,449

Total Other Assets	37,156	47,864

TOTAL ASSETS	$781,318	$1,376,777

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$623,626	$481,060
Bank overdraft	-	52,294
Deferred revenue	280,000	140,000
Convertible debt, net	-	1,475,613

Total Current Liabilities	903,626	2,148,967

TOTAL LIABILITIES	903,626	2,148,967

COMMITMENTS	-	-
STOCKHOLDERS' (DEFICIT)

Preferred stock:no par value;1,000,000 shares authorized; none outstanding
Common stock, no par value; 500,000,000 shares authorized; 107,176,595 and 82,022,679 shares issued and outstanding, respectively	21,916,986	15,722,872
Accumulated deficit	(22,039,294)	(16,495,062)

Total Stockholders' (Deficit)	(122,308)	(772,190)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$781,318	$1,376,777

The accompanying notes are an integral part of these condensed financial statements.

SMART ENERGY SOLUTIONS, INC.
Statements of Operations

	For the Years Ended
	December 31,
	2008	2007

REVENUES	$1,272,810	$1,244,108

COST OF GOODS SOLD	879,842	933,836

GROSS PROFIT	392,968	310,272

OPERATING EXPENSES

General and administrative	1,659,943	2,687,557
Marketing and advertising	144,802	350,190
Professional fees	194,375	334,506
Consultation fees	2,731,083	4,644,482

Total Operating Expenses	4,730,203	8,016,735

LOSS FROM OPERATIONS	(4,337,235)	(7,706,463)

OTHER INCOME (EXPENSES)

Interest income	7,124	35,602
Beneficial conversion expense	(349,859)	-
Loss on extinguishment of debt	(768,990)	-
Interest expense	(95,272)	(225,818)

Total Other Income (Expenses)	(1,206,997)	(190,216)

NET LOSS BEFORE INCOME TAXES	(5,544,232)	(7,896,679)

INCOME TAX EXPENSE	-	-

NET LOSS	$(5,544,232)	$(7,896,679)

BASIC AND FULLY DILUTED LOSS PER SHARE	$(0.06)	$(0.10)

BASIC AND FULLY DILUTED WEIGHTED AVERAGE
NUMBER OF COMMON SHARES OUTSTANDING	95,947,996	78,979,737

The accompanying notes are an integral part of these condensed financial statements.

SMART ENERGY SOLUTIONS, INC.
Statements of Stockholders' (Deficit)
For the Period January 1, 2007 through December 31, 2008

	Shares	Amount	Deficit	Total
Balance, January 1, 2007	71,510,628	$9,523,164	$(8,598,383)	$924,781

Common stock issued for cash	5,946,531	1,900,832	-	1,900,832

Common stock issued for services	4,287,270	2,346,526	-	2,346,526

Common stock issued for exercise of options	278,250	63,085	-	63,085

Valuation of options and warrants	-	1,889,265	-	1,889,265

Net loss for the year ended December 31, 2007	-	-	(7,896,679)	(7,896,679)

Balance, December 31, 2007	82,022,679	15,722,872	(16,495,062)	(772,190)

Common stock issued for cash	3,736,363	775,000	-	775,000

Common stock issued for services	1,565,282	242,311	-	242,311

Common stock issued for conversion of debt	19,852,271	2,183,750	-	2,183,750

Valuation of options and warrants	-	1,898,591	-	1,898,591

Fair value of beneficial conversion feature of convertible debt	-	325,472	-	325,472

Loss on conversion of debt	-	768,990	-	768,990

Net loss for the year ended December 31, 2008	-	-	(5,544,232)	(5,544,232)

Balance, December 31, 2008	107,176,595	$21,916,986	$(22,039,294)	$(122,308)

The accompanying notes are an integral part of these condensed financial statements.

SMART ENERGY SOLUTIONS, INC.
Statements of Cash Flows

	For the Years Ended
	December 31,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(5,544,232)	$(7,896,679)
Adjustments to reconcile net loss to net cash used by operating activities:
Warrants and options issued for services	1,898,591	1,889,265
Common stock issued for services	242,311	2,346,526
Accretion of discount on convertible notes payable	349,859	15,818
Depreciation and amortization	25,631	106,820
Loss on conversion of debt	768,990	-
Changes in operating assets and liabilities:
(Increase) decrease in prepaid and expenses and deposits	(20,784)	163,037
(Increase) decrease in accounts receivable	190,754	971,036
(Increase) in inventory	461,644	(742,471)
Increase (decrease) in accounts payable and accrued expenses	326,315	152,006
Increase in deferred revenue	140,000	140,000

Net Cash Used in Operating Activities	(1,160,921)	(2,854,642)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of equipment	-	(2,000)

Net Cash Used in Investing Activities	-	(2,000)

CASH FLOWS FROM FINANCING ACTIVITIES

Repayment of bank overdraft	(52,294)	-
Proceeds from notes payable	500,000	-
Proceeds from exercise of stock options	-	63,085
Proceeds from issuance of common stock	775,000	1,900,832

Net Cash Provided by Financing Activities	1,222,706	1,963,917

NET INCREASE (DECREASE) IN CASH	61,785	(892,725)

CASH AT BEGINNING OF YEAR	70,902	963,627

CASH AT END OF YEAR	$132,687	$70,902

The accompanying notes are an integral part of these condensed financial statements.

SMART ENERGY SOLUTIONS, INC.
Statements of Cash Flows (Continued)

	For the Years Ended
	December 31,
	2008	2007

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash Paid for:
Interest	$-	$210,411
Income taxes	$-	$-

NON-CASH FINANCING AND INVESTING ACTIVITIES:

Common stock issued for services	$242,311	$2,346,526
Warrants and options issued for services	$1,898,591	$1,889,265
Common stock issued for convertible debt and interest	$2,183,750	$-

The accompanying notes are an integral part of these condensed financial statements.

SMART ENERGY SOLUTIONS, INC.
Notes to Financial Statements

NOTE 1 -	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Nature of Operations – Smart Energy Solutions, Inc., was incorporated in the State of Utah on February 10, 1999, for the purpose of developing and marketing various Internet and Internet-related products and services.  On March 23, 2005, the Company purchased inventory, manufacturing molds and technology from Purisys, Inc. whereby it became a producer of an electronic control for vehicle batteries, known as the “Battery Brain”, which is intended to keep the batteries from discharging to the point that the vehicle cannot be started. It is also intended to prevent the vehicle from being started without using the ignition system by what is commonly known as hot wiring. The Company has been selling the Battery Brain from that date on a wholesale basis through distributors and a retail basis over the internet. A special meeting of the shareholders of the Company was held on August 22, 2005. At the Meeting, the shareholders approved the change of the Company’s state of incorporation from Utah to Nevada by the merger of the Company with and into its wholly owned subsidiary, Smart Energy Solutions, Inc., a Nevada corporation.  The shareholders also authorized the differences between the Articles of  Incorporation of Smart Energy  Solutions,  Inc. and the Certificate of Incorporation of the Company, including changing the Company's  name from  Datigen.com,  Inc. to Smart Energy Solutions, Inc., increasing the number of shares of the  authorized  common  stock of the Company from 50,000,000 to 500,000,000 shares of common stock and  authorization of a class of 1,000,000 million shares of preferred stock.

Share-Based Payments-The Company has adopted the fair value based method of accounting for stock-based employee compensation in accordance with Statement of Financial Accounting Standards Number 123 (REVISED 2004), "Share-Based Payment"  (SFAS 123[R]).  In accordance with SFAS 123[R], option expense of $1,898,591 and $1,889,265 was recognized for the years ended December 31, 2008 and 2007, respectively.  The expense was calculated using the Black-Scholes valuation model.

Fair Value of Financial Instruments – On January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements. SFAS No. 157 defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follows:
•	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
•
Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

SMART ENERGY SOLUTIONS, INC.
Notes to Financial Statements

NOTE 1 -	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
•	Level 3 inputs to valuation methodology are unobservable and significant to the fair measurement.

The carrying amounts reported in the balance sheets for the cash and cash equivalents, receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The carrying value of notes payable approximates fair value because negotiated terms and conditions are consistent with current market rates as of December 31, 2008 and 2007.

Cash and Cash Equivalents-For purposes of financial statement presentation, the Company considers all highly liquid investments with a maturity of three months or less, from the date of purchase, to be cash equivalents.

Concentration of Credit Risk – Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash and trade receivables.  Concentrations of credit risk with respect to trade receivables are limited due to the clients that comprise our customer base and their dispersion across different business and geographic areas.  We estimate and maintain an allowance for potentially uncollectible accounts and such estimates have historically been within management's expectations.  Our cash balances are maintained in accounts held by major banks and financial institutions located in the United States.  The Company occasionally maintains amounts on deposit with a financial institution that are in excess of the federally insured limit of $250,000.  The Company had no amounts in excess of federally insured limits at December 31, 2008 and 2007.

During the year ended December 31, 2008, the Company had three customers that accounted for approximately 29%, 19% and 12% of its revenues, respectively.

During the year ended December 31, 2007, the Company had two customers that accounted for approximately 27% and 13% of its revenues, respectively.

Basic and Fully Diluted Loss Per Share - The computation of basic and diluted loss per common share is based on the weighted average number of shares outstanding during each period.
	December 31,
	2008	2007

NET LOSS	$(5,544,232)	$(7,896,679)

BASIC AND FULLY DILUTED LOSS PER COMMON SHARE	$(0.06)	$(0.10)
BASIC AND FULLY DILUTED
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	95,947,996	78,979,737

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
Common stock equivalents, consisting of 11,334,665 and 10,934,665 in options and 10,878,517 and 16,560,037 in warrants were considered but were not included in the computation of loss per share at December 31, 2008 and 2007, respectively, because they would have been anti-dilutive.

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

The Company's revenues are generated from sale of products. Revenues from the sale of products are generally recognized upon shipment of product, which corresponds with the transfer of title. The costs of shipping are typically billed to the customer upon shipment and are included in cost of sales. Deposits from customers for orders to be delivered in the future are recorded as deferred revenues. The Company has $280,000 and $140,000 in deferred revenues as of December 31, 2008 and 2007,respectively.

Research and Development-The Company follows the policy of expensing its research and development costs in the period in which they are incurred in accordance with SFAS No. 2, “Accounting for Research and Development Costs”. The Company incurred research and development expenses of $394,188 and $423,441 during the years ended December 31, 2008 and 2007, respectively.

Inventory-The Company’s inventory is composed of Battery Brain units and memory chips for the Battery Brain. The inventory is recorded at the lower of cost or market and comprised of the following as of December 31:
	2008	2007

Finished goods	$381,203	$314,432
Work in progress	118,988	-
Raw materials	18,000	641,480
Reserve for obsolete inventory	(77,114)	-

	$441,077	$955,912

The Company recorded a reserve for obsolescence of $77,114 and $-0- during the years ended December 31, 2008 and 2007, respectively.

SMART ENERGY SOLUTIONS, INC.
Notes to Financial Statements

NOTE 1 -	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)
Accounts Receivable- Accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis.  Specific reserves are estimated by management based on certain assumptions and variables, including the customer’s financial condition, age of the customer’s receivables, and changes in payment histories.  As of December 31, 2008 and 2007, an allowance for doubtful receivables $17,956 and $21,367, respectively, was considered necessary.  Trade receivables of $123,101, and $197,963 were written off when deemed uncollectible during 2007 and 2006, respectively.  Recoveries of trade receivables previously written off are recorded when received.

Income Taxes-The Financial Accounting Standards Board (FASB) has issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements. As a result of the implementation of FIN 48, the Company performed a review of its material tax positions. At the adoption date of January 1, 2007, the Company had no unrecognized tax benefit which would affect the effective tax rate.  As of December 31, 2008, the Company had no accrued interest and penalties related to uncertain tax positions. Net deferred tax assets consist of the following components as of December 31, 2008 and 2007:

	2008	2007
Current Federal and State
Deferred tax assets:
NOL Carryover	$4,407,727	$3,327,914
Deferred tax liabilities:	-	-
Valuation allowance	(4,407,727)	(3,327,914)

Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended December 31, 2008 and 2007 due to the following:

	2008	2007

Book Loss from Operations	$(2,091,088)	$(3,074,611)
Options and warrants issued for services	640,438	736,813
Common stock issued for services	83,035	980,470
Allowance for bad debts	(12,104)	19,107
Loss on conversion of debt	299,906	-
Valuation allowance	1,079,813	1,338,221

Income tax expense	$-	$-

At December 31, 2008, the Company had net operating loss carry forwards of approximately $11,302,000 that may be offset against future taxable income from the year 2024 through 2028.  No tax benefit has been reported in the December 31, 2008 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

SMART ENERGY SOLUTIONS, INC.
Notes to Financial Statements

NOTE 1 -	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

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
Future Amortization of these Costs is as follows:

2009	$10,707
2010	$2,750

Amortization expense for the years ended December 31, 2008 and 2007 was $10,707 and $10,707, respectively.  The Company has recorded no impairment of its intangible assets in 2008 or 2007.

Property and Equipment-The Company’s property and equipment are comprised of the following December 31, 2008 and 2007:

Office equipment	$35,853	$35,853
Trade show booth	4,650	4,650
Molds	22,500	22,500
Leasehold improvements	11,665	11,665
	74,668	74,668
Accumulated depreciation	(47,529)	(32,606)
Net Property and Equipment	$27,139	$42,062

The equipment is depreciated over its estimated useful life of 5 years under the straight-line method. Leasehold improvements are depreciated over the lesser of the lease term or the useful life of the asset. Depreciation expense for the years ended December 31, 2008 and 2007 was $14,934 and $14,734, respectively.

SMART ENERGY SOLUTIONS, INC.
Notes to Financial Statements

NOTE 1 -	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Beneficial Conversion Feature-The Company has adopted Emerging Issues Task Force ("EITF") Issue No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," and EITF Issue No. 00-27, "Application of EITF Issue No. 98-5 to Certain Convertible Instruments." The Company incurred debt with a conversion feature that provides for a rate of conversion that is below market value. This feature is recorded by the Company as a beneficial conversion feature pursuant to EITF Issues No. 98-5 and 00-27. Expense recorded on the Company's financial statements during the years ended December 31, 2008 and 2007 as a result of adoption of EITF issues No. 98-5 and 00-27 totaled $349,859 and $15,818, respectively.

Recent Accounting Pronouncements- In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial position and results of operations if adopted.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”. SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of  premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its financial position, results of operations or cash flows.

SMART ENERGY SOLUTIONS, INC.
Notes to Financial Statements

NOTE 1 -	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment.  In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for “plain vanilla” share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.  This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations.’This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141.  This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements.  The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

SMART ENERGY SOLUTIONS, INC.
Notes to Financial Statements

NOTE 1 -	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities—Including an Amendment of FASB Statement No. 115.  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entities first fiscal year that begins after November 15, 2007.
Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements.  The Company adopted SFAS No. 159 beginning March 1, 2008. The adoption of this pronouncement did not have an impact on the Company’s financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company adopted this statement March 1, 2008. The adoption of this pronouncement did not have an impact on the Company’s financial position, results of operations or cash flows.

Advertising and Marketing-The Company expenses advertising costs in the period in which they are incurred. Advertising and marketing expense was $144,802 and $350,190 for the years ended December 31, 2008 and 2007, respectively.

Deferred Loan Fees-In connection with the $1,500,000 of convertible debt issued by the Company during 2006, the Company paid loan fees of $50,000 in cash and issued $157,714 in shares of its common stock. The loan fees are being amortized over the one year term of the convertible debt. The Company recorded amortization expense of $-0- and $81,378 during the years ended December 31, 2008 and 2007, respectively. At December 31, 2008 the deferred loan fees were fully amortized.

SMART ENERGY SOLUTIONS, INC.
Notes to Financial Statements

NOTE 1 -	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Long-Lived Assets-The Company applies the provisions of Statement of Financial Accounting Standards No. 144,” Accounting for the Impairment or Disposal of Long-Lived Assets” (‘SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the asset’s carrying amounts. In that event a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, The Company has not recorded an impairment of long-lived assets as of December 31, 2008 and 2007.

NOTE 2 -	GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.  Historically, the Company has incurred significant annual losses, which have resulted in an accumulated deficit of $22,039,294 at December 31, 2008. The Company also has a negative working capital and negative cash flow from operations of $186,603 and $1,160,921, respectively, at December 31, 2008. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company increasing sales to the point it becomes profitable.  The Company may need to raise additional capital for marketing to increase its sales. If the Company is unable to increase sales sufficiently or obtain adequate capital, it could be forced to cease operation.  The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

Management plans to increase sales by increasing its marketing program and to obtain additional capital from the private placement of shares of its common stock. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

NOTE 3 -	CAPITAL STRUCTURE

The Company has 1,000,000 shares of preferred stock authorized with no par value. No preferred shares are issued and outstanding at December 31, 2008 and 2007. The rights and preferences of the preferred stock will be determined by the board of directors at the time of issuance.

The Company has 500,000,000 shares of common stock authorized with no par value. All common shares are entitled to one vote per share in all matters submitted to the shareholders.

SMART ENERGY SOLUTIONS, INC.
Notes to Financial Statements

NOTE 3-	CAPITAL STRUCTURE (CONTINUED)

During the year ended December 31, 2008, the Company issued 2,600,000 shares of its common stock to unrelated investors for an aggregate cash inflow of $650,000 at $0.25 per share.  The Company also issued 1,136,363 shares for cash at $0.11 per share for an aggregate cash inflow of $125,000.

During the year ended December 31, 2008, the Company issued 19,852,271 shares of its common stock upon the conversion of $2,213,150 of debt at $0.11 per share.

During February 2008, the Company issued 250,000 shares of common stock at $0.25 per share for services rendered for a total value of $50,000. During August 2008, the Company issued 845,282 shares of common stock for services at $0.11 per share rendered for a value of $92,981. During September 2008, the Company issued 330,000 shares for services at $0.21 per share for a value of $69,930. The Company also awarded 140,000 shares for accrued services at $0.21 per share for a value of $29,400, which were issued subsequent to December 31, 2008.

During the year ended December 31, 2007, the Company issued 278,250 shares of its common stock to an unrelated investor for an aggregate cash inflow of $63,085 upon the exercise of their warrants at $0.45 per share.  The Company also issued 4,777,781 shares for cash at $0.30 per share and 1,168,750 shares for cash at $0.40 per share for an aggregate cash inflow of $1,900,832.

During January 2007, the Company issued 250,000 shares of common stock at $0.54 per share for services rendered for a total value of $135,000 and 360,000 shares of common stock for services at $0.46 per share for a value of $163,800. During March 2007, the Company issued 350,000 shares of common stock for services rendered at $0.58 per share for a value of $203,000, 25,000 shares of common stock at $0.60  for a value of $15,000 and 166,000 shares of common stock at $0.59 for a value of $97,940.During May 2007, the Company issued 40,000 shares of common stock for services at $0.59 per share rendered for a value of $23,600, 1,333,333 shares at $0.58 for a value of $773,333 and 350,000 shares at $0.59 for a value of $206,500. During June 2007, the Company issued 350,000 shares for services at $0.55 per share for a value of $189,000. During August 2007, the Company issued 170,000 shares for services at $0.57 per share for a value of $96,900. During September 2007, the Company issued 600,000 shares for services at $0.50 per share for a value of $306,000 and 31,000 shares  at $0.52 for a value of $16,120. In October 2007, the Company issued  110,000 shares of common stock at $0.50 per share for services rendered for a value of $55,000, In December 2007, the Company issued 151,937 shares of common stock at $0.43 per share for services rendered for a value of $65,333.

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

Per the convertible debt agreement the conversion price is to be calculated by dividing the amount of outstanding principal and interest that the holder elects to convert by the average of the conversion price.  The conversion price is 95% of the average of the last bid and ask price of the common stock as quoted on the Over-the-Counter Bulletin Board or such other exchange where the common stock is quoted or listed for the five trading days ending the day prior to the Company's receipt of the holders' written notice of election to convert.  Since the convertible debt can be converted at anytime from the signing of the agreement forward, the closing prices of the five trading days prior to May 24, 2006 were used for the calculation of the beneficial conversion feature, in accordance with EITF 98-5.

The value of the beneficial conversion feature was determined using the intrinsic value method.  The amount recorded as a discount to the convertible debt was $48,246. The discount is being amortized over the 2 year term of the convertible debt, accordingly, the Company recorded $6,097 and $15,818 in expense for the accretion of the discount during the years ended December 31, 2008 and 2007. On the date of the conversion, the Company issued a total of 19,852,271 shares of common stock in full satisfaction of $2,000,000 in principle and $183,750 in accrued interest on the convertible debt. At the same time, the Company recorded an expense for the unamortized debt discount of $18,920 and $325,472 related to the $1,500,000 and $500,000 principle notes, respectively. This was recorded as a debit to beneficial conversion expense and a credit to convertible debt, in accordance with EITF 00-21, paragraph 21.

During 2008, the Company entered into two convertible notes of $250,000. The notes are convertible at 60% of the average closing price of the Company’s common stock for the 15 days immediately preceding the date of conversion. The value of the beneficial conversion feature was determined using the intrinsic value method.  The amount recorded as a discount to the convertible debt was $325,472.

The Company also amended the terms of the $500,000 15% convertible promissory note dated June 18, 2006, the $500,000 15% convertible promissory note dated May 22, 2006, and the $500,000 12% convertible note dated August 15, 2006 (amended and restated April 27, 2008).  The conversion price of the $1,500,000 of prior notes was amended from 95% of the average bid and ask on the day prior to conversion to 60% of the average closing price of the Company’s common stock for the 15 days immediately preceding the date of conversion as an incentive to the note holders to convert. In accordance with EITF Issue No. 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments”, EITF Issue No. 06-6, “Debtor’s Accounting for a Modification (or Exchange) of Convertible Debt Instruments,” and FAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” the Company has determined this to be a substantial modification to the debt instruments and has applied debt extinguishment accounting to record a loss on extinguishment of debt of $768,990 for the year ended December 31, 2008.

SMART ENERGY SOLUTIONS, INC.
Notes to Financial Statements

NOTE5-	COMMON STOCK PURCHASE WARRANTS AND OPTIONS

Warrants
The Company has determined the estimated value of the compensatory warrants granted to non-employees in exchange for services and financing expenses using the Black-Scholes pricing model and the following assumptions: expected term of 1year, a risk free interest rate of 3.25% in 2008 and 4.93% in 2007, a dividend yield of 0% in both years and volatility of 55 to 63%% in 2007 and 92% for the valuation of warrants in 2007. The amount of the expense charged to operations for compensatory warrants granted in exchange for services was $489,469 and $218,278 during the years ended December 31, 2008 and 2007, respectively.

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company. These warrants were granted in lieu of cash compensation for services performed or financing expenses. Warrants vest immediately and services are provided during the period granted.
	Number of Shares	Weighted Average Exercise Price
Outstanding as of January 1, 2007	16,850,518	$0.70
Granted	2,695,037	0.45
Exercised	-	0.00
Cancelled	(2,985,518)	0.45
Outstanding at December 31, 2007	16,560,037	0.46

Granted	8,058,480	0.21
Exercised	-	0.00
Cancelled	(13,740,000)	0.75
Outstanding at December 31, 2008	10,878,517	$0.44

Common stock warrants outstanding and exercisable as of December 31,2008 and 2007 are:

	Warrants Outstanding			Warrants Exercisable
Year	Exercise Price	Number shares outstanding	Weighted Average Contractual Life (Years)	Number Exercisable	Weighted Average Exercise Price
2006	$0.75	125,000	.5	125,000	$0.75
2007	$0.45	2,695,037	.18	2,695,037	$0.45
2008	$0.45	4,963,068	.75	4,963,068	$0.11
2008	$0.45	284,092	.75	284,092	$0.11
2008	$0.40	2,600,000	.25	2,600,000	$0.40
2008	$0.11	211,320	0	211,320	$0.11
Total		10,878,517		10,878,517

The aggregate intrinsic value of stock warrants outstanding and exercisable at December 31, 2008 and 2007 totaled $0 and $0 and $0 and $0, respectively. The weighted average grant date fair value of warrants granted during the years ended December 31, 2008 and 2007 is $0.19 and $0.35, respectively. The fair value of warrants vested during the years ended December 31, 2008 and 2007 totaled $77,744 and $619,859, respectively.

SMART ENERGY SOLUTIONS, INC.
Notes to Financial Statements

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

During the year ended December 31, 2008, the estimated value of the compensatory common stock purchase options granted to non-employees in exchange for services and financing expenses was determined using the Black-Scholes pricing model and the following assumptions: expected term of 1 to 5 years, a risk free interest rate of 3.25%, a dividend yield of 0% and volatility of 55 to 63%. The amount of the expense charged to operations for compensatory options and warrants granted in exchange for services was $1,123,113.

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

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to employees and non-employees of the Company. These options were granted in lieu of cash compensation for services performed. Options vest either immediately or over 3 years and services are provided during the vesting period.
	Number of Shares	Weighted Average Exercise Price
Outstanding as of January 1, 2007	10,223,665	$0.15

Granted	1,341,000	0.41
Exercised	(278,250)	0.23
Cancelled	(351,750)	0.40
Outstanding at December 31, 2007	10,934,665	$0.18

Granted	400,000	0.26
Exercised	-	0.00
Cancelled	-	0.00
Outstanding at December 31, 2008	11,334,665	$0.18

SMART ENERGY SOLUTIONS, INC.
Notes to Financial Statements

NOTE5-	COMMON STOCK PURCHASE WARRANTS AND OPTIONS (Continued)

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company. These options were granted in lieu of cash compensation for services performed or financing expenses.

	Options Outstanding			Options Exercisable
Year	Exercise Price	Number shares outstanding	Weighted Average Contractual Life (Years)	Number Exercisable	Weighted Average Exercise Price
2005	$0.15	4,035,000	1	3,172,000	$0.15
2005	$0.00	2,650,000	1	1,987,500	$0.00
2005	$0.05	1,000,000	3	750,000	$0.05
2006	$0.15	242,000	0	242,000	$0.15
2006	$0.45	1,166,665	3	481,850	$0.45
2006	$0.35	540,000	1	360,000	$0.35
2006	$0.30	50,000	3	50,000	$0.30
2007	$0.35	990,000	.83	450,000	$0.35
2007	$0.35	40,000	3.33	40,000	$0.35
2007	$0.15	60,000	3	60,000	$0.15
2007	$0.15	11,000	3	11,000	$0.15
2007	$1.00	150,000	.33	150,000	$1.00
2008	$0.25	350,000	.25	50,000	$0.25
2008	$0.15	50,000	.25	50,000	$0.15

Total		11,334,675		7,854,350

The aggregate intrinsic value of stock options outstanding and exercisable at December 31, 2008 and 2007 totaled $26,500 and $19,875 and $1,137,340 and $870,925, respectively. The weighted average grant date fair value of stock options granted during the years ended December 31, 2008 and 2007 is $0.22 and $0.61, respectively. The fair value of stock options vested during the years ended December 31, 2008 and 2007 totaled $29,738 and $903,574, respectively.

SMART ENERGY SOLUTIONS, INC.
Notes to Financial Statements

NOTE 6-	COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company has entered into a one year lease for its office which expires in July 2008. Future lease commitments are $49,000 for 2009. The Company incurred rent expense of $75,313 and $75,313 in 2008 and 2007, respectively.

Warranties
The Company offers the warranty replacement of defective units for 2 years from the date of sale.

Employment Agreements
The Company is obligated to pay its Chief Technology Officer $200,000 and $240,000 for 2009 and 2010, respectively.

NOTE 7-	SUBSEQUENT EVENTS

On January 13, 2009, the Company accepted resignations from 2 members of its board of directors.

On March 9, 2009, the board of directors of the Company determined that it was in its best interest to raise up to $1,000,000 in fund by effectuating a private placement of the issuance of secured convertible promissory notes. In accordance with the authorization given by the board, the Company entered into subscription agreements  with each of Aharon Levinas, Edward Braniff and Tamir Levinas and EGFE, for the purchase and sale of Secured Convertible Promissory Notes of the Company.

The Notes to Aharon Levinas, Edward Braniff and Tamir Levinas for the purchase price of $291,767, 103,985 and $72,376, respectively, represent prior salaries owed that have been deferred pending available funds.  On March 9, 2009, the Company entered into another subscription Agreement with Edward Braniff for the purchase and sale of a Note in the amount of $50,000 and on March 13, 2009, the Company entered into Subscription Agreements with EFGE and Aharon Levinas for each for the purchase and sale of a Note in the amount of $50,000.

The principal amount of each Note bears an interest rate of 15% per annum, calculated on a 365 day calendar year. The accrued interest on the outstanding balance is due and payable on August 3, 2009 and the maturity date, which is December 31, 2009. Each Note contains default events which, if triggered and not timely cured the purchaser may declared the outstanding principal and all accrued interest thereon due and payable immediately.

All principal and accrued interest on the Notes is convertible into shares of our common stock at the election of the purchasers or the Company at any time at the conversion price of $0.05 per share.

On January 18, 2009, the Company issued 2,000,000 shares to consultants for investor relation services to be performed.