Form 10-Q
period 2009-03-31
Smart Energy Solutions, Inc.
filed 2009-05-15
CIK 1086082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2009

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 5, 2009 there are 112,036,595 shares of common stock issued and outstanding.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

SMART ENERGY SOLUTIONS, INC.
Balance Sheets

	March 31,	December 31,
	2009	2008
	(unaudited)
ASSETS

CURRENT ASSETS

Cash	$43,502	$132,687
Accounts receivable, net	45,838	68,798
Inventory	580,650	494,269
Prepaid expenses	485	21,269

Total Current Assets	670,475	717,023

PROPERTY AND EQUIPMENT, net	23,406	27,139

OTHER ASSETS

Trademark, net	357	429
Deposits	23,700	23,700
Battery Brain technology, net	10,422	13,027

Total Other Assets	34,479	37,156

TOTAL ASSETS	$728,360	$781,318

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$378,411	$623,626
Deferred revenue	280,000	280,000
Convertible debt	50,000	-
Convertible debt-related party	568,128	-

Total Current Liabilities	1,276,539	903,626

TOTAL LIABILITIES	1,276,539	903,626

COMMITMENTS	-	-
STOCKHOLDERS' (DEFICIT)

Preferred stock:no par value;1,000,000 shares authorized; none outstanding
Common stock, no par value; 500,000,000 shares authorized; 112,176,595 and 107,176,595 shares issued and outstanding, respectively	22,316,922	21,916,986
Prepaid equity	(44,452)	-
Accumulated deficit	(22,820,649)	(22,039,294)

Total Stockholders' (Deficit)	(548,179)	(122,308)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$728,360	$781,318

The accompanying notes are an integral part of these condensed financial statements.

SMART ENERGY SOLUTIONS, INC.
Statements of Operations
(unaudited)

	For the Three Months Ended
	March 31,
	2009	2008

REVENUES	$91,260	$397,345

COST OF GOODS SOLD	59,319	258,274

GROSS PROFIT	31,941	139,071

OPERATING EXPENSES

General and administrative	239,166	324,801
Marketing and advertising	4,687	59,874
Professional fees	27,609	49,155
Consultation fees	536,379	400,256

Total Operating Expenses	807,841	834,086

LOSS FROM OPERATIONS	(775,900)	(695,015)

OTHER INCOME (EXPENSES)

Interest income	134	2,009
Interest expense	(5,589)	(58,597)

Total Other Income (Expenses)	(5,455)	(56,588)

NET LOSS BEFORE INCOME TAXES	(781,355)	(751,603)

INCOME TAX EXPENSE	-	-

NET LOSS	$(781,355)	$(751,603)

BASIC AND FULLY DILUTED LOSS PER SHARE	$(0.01)	$(0.01)

BASIC AND FULLY DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	111,036,595	83,317,261

The accompanying notes are an integral part of these condensed financial statements.

SMART ENERGY SOLUTIONS, INC.
Statements of Stockholders' (Deficit)
For the Period January 1, 2008 through March 31, 2009

			Prepaid
	Shares	Amount	Equity	Deficit	Total
Balance, January 1, 2008	82,022,679	$15,722,872	$-	$(16,495,062)	$(772,190)

Common stock issued for cash	3,736,363	775,000	-	-	775,000

Common stock issued for services	1,565,282	242,311	-	-	242,311

Common stock issued for conversion of debt	19,852,271	2,183,750	-	-	2,183,750

Valuation of options and warrants	-	1,898,591	-	-	1,898,591

Fair value of beneficial conversion feature of convertible debt	-	325,472	-	-	325,472

Loss on conversion of debt	-	768,990	-	-	768,990

Net loss for the year ended December 31, 2008	-	-	-	(5,544,232)	(5,544,232)

Balance, December 31, 2008	107,176,595	21,916,986	-	(22,039,294)	(122,308)

Common stock issued for services	5,000,000	55,000	(55,000)	-	-

Valuation of options and warrants	-	344,936	-	-	344,936

Amortization of prepaid equity	-	-	10,548	-	10,548

Net loss for the three months ended March 31, 2009	-	-	-	(781,355)	(781,355)

Balance, March 31, 2009 (unaudited)	112,176,595	$22,316,922	$(44,452)	$(22,820,649)	$(548,179)

The accompanying notes are an integral part of these condensed financial statements.

SMART ENERGY SOLUTIONS, INC.
Statements of Cash Flows
(unaudited)

	For the Three Months Ended
	March 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(781,355)	$(751,603)
Adjustments to reconcile net loss to net cash used by operating activities:
Warrants and options granted for services	344,936	336,683
Common stock issued for services	10,548	-
Accretion of discount on convertible notes payable	-	6,097
Depreciation and amortization	6,410	6,410
Changes in operating assets and liabilities:
(Increase) decrease in prepaid and expenses and deposits	20,784	-
(Increase) decrease in accounts receivable	22,960	168,106
(Increase) in inventory	(86,381)	125,892
Increase (decrease) in accounts payable and accrued expenses	222,913	(34,926)
Increase in deferred revenue	-	(140,000)

Net Cash Used in Operating Activities	(239,185)	(283,341)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Repayment of bank overdraft	-	(52,294)
Proceeds from notes payable	100,000	-
Proceeds from notes payable-related party	50,000	-
Proceeds from issuance of common stock	-	650,000

Net Cash Provided by Financing Activities	150,000	597,706

NET INCREASE (DECREASE) IN CASH	(89,185)	314,365

CASH AT BEGINNING OF YEAR	132,687	70,902

CASH AT END OF YEAR	$43,502	$385,267

The accompanying notes are an integral part of these condensed financial statements.

SMART ENERGY SOLUTIONS, INC.
Statements of Cash Flows (Continued)
(unaudited)

	For the Three Months Ended
	March 31,
	2009	2008

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash Paid for:
Interest	$-	$-
Income taxes	$-	$-

NON-CASH FINANCING AND INVESTING ACTIVITIES:

Common stock issued for services	$55,000	$-
Warrants and options granted for services	$344,936	$336,683
Convertible debt issued in relief of accrued expenses	$468,128	$-

The accompanying notes are an integral part of these condensed financial statements.

SMART ENERGY SOLUTIONS, INC.
Notes to the Condensed Financial Statements
March 31, 2009 and December 31, 2008

NOTE 1 -      CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2009, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2008 audited financial statements.  The results of operations for the periods ended March 31, 2009 and 2008 are not necessarily indicative of the operating results for the full years.

NOTE 2 -      GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.  Historically, the Company has incurred significant annual losses, which have resulted in an accumulated deficit of $22,820,649 at March 31, 2009, the Company has negative working capital of $606,064, and negative cash flow from operations of $239,185 which together raises substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company increasing sales to the point it becomes profitable.  The Company may need to raise additional capital for marketing to increase its sales. If the Company is unable to increase sales sufficiently or obtain adequate capital, it could be forced to cease operations.  The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

Management plans to increase sales by increasing its marketing program and to obtain additional capital from the private placement of shares of its common stock. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

NOTE 3 -      EQUITY ACTIVITY

During the three months ended March 31, 2009, the Company issued 5,000,000 shares of its common stock at $0.011 per share for services valued at an aggregate of $55,000. Of this amount $44,452 has  been recorded as prepaid equity as the services are to be rendered through January 19,2010.

SMART ENERGY SOLUTIONS, INC.
Notes to the Condensed Financial Statements
March 31, 2009 and December 31, 2008

NOTE 4 -      BASIC AND DILUTED LOSS PER SHARE

The computation of basic and diluted loss per common share is based on the weighted average number of shares outstanding during each period.
	March 31,
	2009	2008
	(unaudited)
NET LOSS	$(781,355)	$(751,603)
BASIC AND DILUTED
LOSS PER COMMON SHARE	$(0.01)	$(0.01)
BASIC WEIGHTED AVERAGE
NUMBER OF SHARES OUTSTANDING	111,036,595	83,317,261

The computation of loss per common share is based on the weighted average number   of shares outstanding during the year plus the common stock equivalents which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the year.  Common stock equivalents, consisting of 19,472,225 and 10,934,665 in options and 12,899,388 and 19,160,037 in warrants were considered but were not included in the computation of loss per share at March 31, 2009 and 2008, respectively, because they would have been anti-dilutive.

NOTE 5-       COMMON STOCK PURCHASE WARRANTS AND OPTIONS

Warrants

The Company has determined the estimated value of the compensatory warrants granted to non-employees in exchange for services and financing expenses using the Black-Scholes pricing model and the following assumptions: expected term of 1year, a risk free interest rate of 1.47% in 2009 and 3.25% in 2008, a dividend yield of 0% in both years and volatility of 99% in 2009 and 75% to 78% for the valuation of warrants in 2008. The amount of the expense charged to operations for compensatory warrants granted in exchange for services was $18,316and $46,787 during the three months ended March 31, 2009 and 2008, respectively.

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company. These warrants were granted in lieu of cash compensation for services performed or financing expenses. Warrants vest immediately and services are provided during the period granted.

SMART ENERGY SOLUTIONS, INC.
Notes to the Condensed Financial Statements
March 31, 2009 and December 31, 2008

NOTE 5-       COMMON STOCK PURCHASE WARRANTS AND OPTIONS (Continued)
	Number of Shares	Weighted Average Exercise Price
Outstanding as of January 1, 2008	16,560,037	$0.46
Granted	7,774,388	0.21
Exercised	-	-
Cancelled	(13,740,000)	0.75
Outstanding at December 31, 2008	10,594,425	0.28

Granted	5,000,000	0.11
Exercised	-	-
Cancelled	(2,695,037)	0.45
Outstanding at March 31, 2009 (unaudited)	12,899,388	$0.17

Common stock warrants outstanding and exercisable as of March 31, 2009 are:

	Warrants Outstanding			Warrants Exercisable
Year	Exercise Price	Number shares outstanding	Weighted Average Contractual Life (Years)	Number Exercisable	Weighted Average Exercise Price
2006	$0.75	125,000	.25	125,000	$0.75
2008	$0.11	4,963,068	4.13	4,963,068	$0.11
2008	$0.40	2,600,000	.88	2,600,000	$0.40
2008	$0.11	211,320	4.33	211,320	$0.11
2009	$0.11	5,000,000	4.79	5,000,000	$0.11
Total		12,899,388		12,899,388

The aggregate intrinsic value of stock warrants outstanding and exercisable at March 31, 2009 and December 31, 2008 totaled $0 and $0 and $0 and $0, respectively. The weighted average grant date fair value of warrants granted during the three months ended March 31, 2009 and 2008 is $0.00 and $0.05, respectively. The fair value of warrants vested during the three months ended March 31, 2009 and 2008 totaled $150,000 and $572,000, respectively.

Options

The Company has granted common stock purchase options to certain of its employees, directors and consultants. The options vest according to the terms of the employment contracts with the employees and consulting agreements with directors and consultants (usually 1 to 3 years). The option price is also determined in accordance with the terms of the contracts (between $0.00 to $0.45 per share).

SMART ENERGY SOLUTIONS, INC.
Notes to the Condensed Financial Statements
March 31, 2009 and December 31, 2008

NOTE 5-       COMMON STOCK PURCHASE WARRANTS AND OPTIONS (Continued)
During the three months ended March 31, 2009, the estimated value of the compensatory common stock purchase options granted to non-employees in exchange for services and  financing expenses was determined using the Black-Scholes pricing model and the following assumptions: expected term of 5 years, a risk free interest rate of 1.875% to 1.90%, a dividend yield of 0% and volatility of 146%. The amount of the expense charged to operations for compensatory options granted in exchange for services was $326,620 for the three months ended March 31, 2009.  The following table summarizes the changes in options outstanding:

	Number of Options	Weighted Average Exercise Price
Outstanding as of January 1, 2008	10,934,665	$0.15
Granted	400,000	0.26
Exercised	-	-
Cancelled	-	-
Outstanding at December 31, 2008	11,334,665	$0.18

Granted	12,362,560	0.05
Exercised	-	-
Cancelled	(4,225,000)	0.11
Outstanding at March 31, 2009 (unaudited)	19,472,225	$0.11

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company. These options were granted in lieu of cash compensation for services performed or financing expenses.
	Options Outstanding			Options Exercisable
Year	Exercise Price	Number shares outstanding	Weighted Average Contractual Life (Years)	Number Exercisable	Weighted Average Exercise Price
2005	$0.15	3,000,000	1.58	3,000,000	$0.15
2005	$0.05	1,000,000	1.17	1,000,000	$0.05
2006	$0.15	242,000	1.80	242,000	$0.15
2006	$0.45	1,046,665	2.53	873,332	$0.45
2006	$0.35	270,000	0.58	270,000	$0.35
2006	$0.30	50,000	2.17	50,000	$0.30
2007	$0.35	990,000	.92	660,000	$0.35
2007	$0.35	40,000	3.00	40,000	$0.35
2007	$0.15	71,000	2.75	71,000	$0.15
2008	$0.25	350,000	4.00	350,000	$0.25
2008	$0.15	50,000	1.00	50,000	$0.15
2009	$0.05	12,362,560	3.91	12,362,560	$0.05

Total		19,472,225		18,968,892

SMART ENERGY SOLUTIONS, INC.
Notes to the Condensed Financial Statements
March 31, 2009 and December 31, 2008

NOTE 5-       COMMON STOCK PURCHASE WARRANTS AND OPTIONS (Continued)
The aggregate intrinsic value of stock options outstanding and exercisable at March 31, 2009 and December 31, 2008 totaled $0 and $0 and $29,150 and $29,150, respectively. The weighted average grant date fair value of options granted during the period ended March 31, 2009 was $0.03. No options were granted during the three months ended March 31, 2008.  The fair value of options vested during the three months ended March 31, 2009 and 2008 totaled $375,527 and $181,317, respectively.

NOTE 6-           CONVERTIBLE DEBT

During the three months ended March 31, 2008, the Company entered into 6 convertible notes aggregating $618,128.  The principal amount of each Note bears an interest rate of 15% per annum, calculated on a 365 day calendar year. The accrued interest on the outstanding balance is due and payable on August 3, 2009 and the maturity date, which is December 31, 2009. Each Note contains default events which, if triggered and not timely cured the purchaser may declared the outstanding principal and all accrued interest thereon due and payable immediately.

All principal and accrued interest on the Notes is convertible into shares of our common stock at the election of the purchasers or the Company at any time at the conversion price of $0.05 per share.  Using the intrinsic value method, the Company determined no beneficial conversion features existed on any of the notes in accordance with EITF 98-5 and EITF 00-27.

Related Party Notes

On March 9, 2009, the Company entered into convertible notes with Aharon Levinas, Edward Braniff and Tamir Levinas (officers and directors of the Company) in the amounts of $291,767, 103,985 and $72,376, respectively.  Amounts represent prior salaries owed that had been accrued pending available funds.

On March 9, 2009, the Company entered into another subscription Agreement with Edward Braniff for the purchase and sale of a Note in the amount of $50,000.  On March 13, 2009, the Company entered into a Subscription Agreement with Aharon Levinas for the purchase and sale of a Note in the amount of $50,000.

Third Party Notes

On March 13, 2009, the Company entered into a Subscription Agreement with EGFE for the purchase and sale of a Note in the amount of $50,000.

NOTE 7- SIGNIFICANT EVENTS

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

Item 2.  Management’s Discussion and Analysis or Plan of Operations.

As used in this Form 10-Q, references to the “Company,” “we,” “our” or “us” refer to Smart Energy Solution, Inc. unless the context otherwise indicates.

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

The Company has based the forward-looking statements relating to the Company’s operations on management’s current expectations, estimates and projections about the Company and the industry in which it operates. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that we cannot predict. In particular, we have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Accordingly, the Company’s actual results may differ materially from those contemplated by these forward-looking statements. Any differences could result from a variety of factors, including, but not limited to the following:

·	the Company’s ability to manufacture, market, and price the Battery Brain product;

·	the Company’s ability to hire and maintain the personnel necessary to run the operations of the Company;

·	the level of consumer spending for the Company’s product;

·	the success of the Company’s marketing and promotion programs in obtaining market acceptance for its product;

·	market conditions affecting the prices of the Company’s product; and

·	responsiveness of both the trade and consumers to the Company’s new product and marketing and promotion programs.

General

We were incorporated in the State of Utah on February 10, 1999. On August 25, 2005, we changed our state of incorporation from Utah to Nevada, by the merger of our Company with and into our wholly-owned subsidiary, Smart Energy Solutions, Inc., a Nevada corporation. As a result of such merger, our Company’s name was changed to Smart Energy Solutions, Inc. in order to better reflect our business operations.

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

Results of Operation

For the three months ended March 31, 2009, the Company’s sales of the Battery Brain product decreased, resulting in revenues of $ 91,260, approximately 77% below revenues of $ 397,345 for the three months ended March 31, 2008. The cost of sales for the Battery Brain was $ 59,319 in the three months ended March 31, 2009, as compared to $258,274 in the three months ended March 31, 2008. The Company continues with an aggressive marketing program which includes advertising in trade publications, the internet, marketing in trade shows and direct sales to wholesalers.

For the three months ended March 31, 2009 the Company recorded gross profits of $ 31,941, a decrease of approximately 77% from gross profits of $ 139,071 for the three months ended March 31, 2008. The decreased gross profits were the result of less sales of our products to our automotive customers.

Total operating expenses in the three months ended March 31, 2009 dropped to $807,841, approximately 3% below total operating expenses of $834,086 in the three months ended March 31, 2008. General and administrative expenses in the three months ended March 31, 2009 were $239,166, as compared to $324,801 the three months ended March 31, 2008. Marketing and advertising expenses in the three months ended March 31, 2009 were $4,687, as compared to $59,874 in the three months ended March 31, 2008. Consulting fees in the three months ended March 31, 2009 were $536,379, as compared to $400,256 in the three months ended March 31, 2008. These decreases in operating expenses resulted primarily from a reduction in shares issued for services.

Interest expense in the three months ended March 31, 2009 was $5,589, as compared to $58,597 in the three months ended March 31, 2008, a decrease of approximately 90%. The decrease in interest expense in the three months ended March 31, 2009 resulted primarily from termination of the notes to EGFE in 2008.

The Company recorded a net loss of $781,355, or $.01 per share, for the three months ended March 31, 2009, as compared to a net loss of $751,603, or $.01 per share, in the same period in 2008.

Liquidity and Capital

On March 31, 2009 the Company had $43,502 in cash and cash equivalents, a decrease of almost 89 % as compared to cash and cash equivalents of $385,267 on March 31, 2008. The decrease resulted primarily from operating costs offset by the receipt of $150,000 in gross proceeds from the notes payable in the three months ended March 31, 2009 compared to $650,000 in gross proceeds from the sale of securities in the first quarter of 2008.

Total current assets on March 31, 2009 were $670,475, a decrease of approximately 6% as compared to total current assets on December 31, 2008 of $ 717,023. This decrease results primarily from the decrease in cash and cash equivalents described above, and an decrease in net accounts receivable, from $68,798 on December 31, 2008 to $ 45,838 on March 31, 2009, which was partially offset by a increase in inventory, from $ 494,269 on December 31, 2008 to
$580,650 on March 31, 2009.

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

Going Concern Consideration

The financial statements contained herein for the period ending March 31, 2009, have been prepared on a “going concern” basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the reasons discussed herein and in the footnotes to our financial statements included herein, there is a significant risk that we will be unable to continue as a going concern. Our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on April 14, 2009, contain additional note disclosures describing the circumstances that lead to this disclosure.

Off-Balance Sheet Arrangements.

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 4. Controls and Procedures

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

Changes in Internal Controls over Financial Reporting

There have been no changes  in the  Company’s  internal  control  over  financial reporting identified in connection with the evaluation required by paragraph (d) of Rule  240.15d-15  that occurred during the Company’s last fiscal quarter that has  materially  affected,  or is reasonable  likely to materially  affect,  the Company internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company’s property is not the subject of any pending legal proceedings.

Item 1A.             Risk Factors

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 9, 2009, the board of directors of the Company determined that it was in its best interest to raise up to $1,000,000 in fund by effectuating a private placement of the issuance of secured convertible promissory notes. In accordance with the authorization given by the board, the Company entered into subscription agreements with each of Aharon Levinas, Edward Braniff and Tamir Levinas and EGFE, for the purchase and sale of Secured Convertible Promissory Notes (the “Notes”) of the Company.

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

On January 18, 2009, the Company issued 2,000,000 shares to consultants for investor relation services to be performed. On January 30, 2009, the Company signed a consulting agreement with Constellation Capital LLC to perform investment banking services for Smart Energy Solutions Inc. The Company issued 3,000,000 shares to Constellation as payment for this agreement.

Purchases of equity securities by the issuer and affiliated purchasers

None

Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d14(a) Certification of Chief Executive Officer and Chief Financial Officer (attached hereto)

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer (attached hereto)

SIGNATURES

In accordance with to requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMART ENERGY SOLUTIONS, INC.

Dated: May 15, 2009	By:	/s/ Edward Braniff
Name: Edward Braniff
Title: Acting Chief Executive Officer, Chief Financial Officer (Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Edward Braniff	Chief Financial Officer, Acting Chief Executive Officer	May 15, 2009
Edward Braniff

/s/ Aharon Y. Levinas	Chief Technology Officer	May 15, 2009
Aharon Y. Levinas	and Director

/s/ Tamir Levinas	Director	May 15, 2009
Tamir Levinas

/s/ Guy Moshe	Director	May 15, 2009
Guy Moshe

/s/ Michael Ben-Ari	Director	May 15, 2009
Michael Ben-Ari