Form 10-Q
period 2009-09-30
Smart Energy Solutions, Inc.
filed 2009-11-19
CIK 1086082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2009

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

As of November 18, 2009 there are 112,314,095 shares of common stock issued and outstanding.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

SMART ENERGY SOLUTIONS, INC.
Balance Sheets

	September 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS

CURRENT ASSETS

Cash	$16,171	$132,687
Accounts receivable, net	18,994	68,798
Inventory	335,626	494,269
Prepaid expenses	485	21,269

Total Current Assets	371,276	717,023

PROPERTY AND EQUIPMENT, net	15,939	27,139

OTHER ASSETS

Trademark, net	214	429
Deposits	23,700	23,700
Battery Brain technology, net	5,211	13,027

Total Other Assets	29,125	37,156

TOTAL ASSETS	$416,340	$781,318

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$563,607	$623,626
Deferred revenue	-	280,000
Convertible debt-related party, net	636,179	-

Total Current Liabilities	1,199,786	903,626

TOTAL LIABILITIES	1,199,786	903,626

COMMITMENTS	-	-
STOCKHOLDERS' (DEFICIT)

Preferred stock:no par value;1,000,000 shares
authorized; none outstanding	-	-
Common stock, no par value; 500,000,000 shares
authorized; 112,314,095 and 107,176,595 shares
issued and outstanding, respectively	22,440,620	21,916,986
Prepaid equity	(16,783)	-
Accumulated deficit	(23,207,283)	(22,039,294)

Total Stockholders' (Deficit)	(783,446)	(122,308)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$416,340	$781,318

The accompanying notes are an integral part of these condensed financial statements.

SMART ENERGY SOLUTIONS, INC.
Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

REVENUES	$133,495	$506,835	$619,932	$1,397,008

COST OF GOODS SOLD	111,569	212,877	427,753	676,067

GROSS PROFIT	21,926	293,958	192,179	720,941

OPERATING EXPENSES

General and administrative	112,015	397,338	517,887	1,242,521
Marketing and advertising	2,064	22,648	11,098	122,880
Professional fees	30,853	-	96,833	-
Consultation fees	83,064	474,737	679,067	2,072,674

Total Operating Expenses	227,996	894,723	1,304,885	3,438,075

LOSS FROM OPERATIONS	(206,070)	(600,765)	(1,112,706)	(2,717,134)

OTHER INCOME (EXPENSES)

Interest income	5	1,858	162	6,072
Loss on extinguishment of debt	-	-	-	(768,990)
Interest expense	(26,750)	(13,197)	(55,445)	(445,235)

Total Other Income (Expenses)	(26,745)	(11,339)	(55,283)	(1,208,153)

NET LOSS BEFORE INCOME TAXES	(232,815)	(612,104)	(1,167,989)	(3,925,287)

INCOME TAX EXPENSE	-	-	-	-

NET LOSS	$(232,815)	$(612,104)	$(1,167,989)	$(3,925,287)

BASIC AND FULLY DILUTED LOSS PER SHARE	$(0.00)	$(0.01)	$(0.01)	$(0.04)

BASIC AND FULLY DILUTED WEIGHTED AVERAGE
NUMBER OF COMMON SHARES OUTSTANDING	112,314,095	105,649,505	111,907,868	92,058,229

The accompanying notes are an integral part of these condensed financial statements.

SMART ENERGY SOLUTIONS, INC.
Statements of Stockholders' (Deficit)
For the Period January 1, 2008 through June 30, 2009

			Prepaid
	Shares	Amount	Equity	Deficit	Total
Balance, January 1, 2008	82,022,679	$15,722,872	$-	$(16,495,062)	$(772,190)

Common stock issued for cash	3,736,363	775,000	-	-	775,000

Common stock issued for services	1,565,282	242,311	-	-	242,311

Common stock issued for
conversion of debt	19,852,271	2,183,750	-	-	2,183,750

Valuation of options and warrants	-	1,898,591	-	-	1,898,591

Fair value of beneficial conversion
feature of convertible debt	-	325,472	-	-	325,472

Loss on conversion of debt	-	768,990	-	-	768,990

Net loss for the year ended
December 31, 2008	-	-	-	(5,544,232)	(5,544,232)

Balance, December 31, 2008	107,176,595	21,916,986	-	(22,039,294)	(122,308)

Common stock issued for services	5,000,000	55,000	(55,000)	-	-

Common stock issued for conversion of debt	137,500	15,125	-	-	15,125

Valuation of options and warrants	-	453,509	-	-	453,509

Amortization of prepaid equity	-	-	38,217	-	38,217

Net loss for the nine months ended
September 30, 2009	-	-	-	(1,167,989)	(1,167,989)

Balance, September 30, 2009 (unaudited)	112,314,095	$22,440,620	$(16,783)	$(23,207,283)	$(783,446)

The accompanying notes are an integral part of these condensed financial statements.

SMART ENERGY SOLUTIONS, INC.
Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(1,167,989)	$(3,925,287)
Adjustments to reconcile net loss to
net cash used by operating activities:
Warrants and options granted for services	459,369	1,299,841
Common stock issued for services	38,217	119,930
Accretion of discount on convertible notes payable	2,316	349,859
Depreciation and amortization	19,231	19,231
Loss on conversion of debt	-	768,990
Changes in operating assets and liabilities:
(Increase) decrease in prepaid and expenses and deposits	20,784	-
(Increase) decrease in accounts receivable	49,804	(274,330)
(Increase) in inventory	158,643	204,459
Increase (decrease) in accounts payable
and accrued expenses	408,109	672,224
Increase in deferred revenue	(280,000)	(140,000)

Net Cash Used in Operating Activities	(291,516)	(905,083)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Repayment of bank overdraft	-	(52,294)
Proceeds from notes payable	100,000	500,000
Proceeds from notes payable-related party	75,000	-
Proceeds from issuance of common stock	-	775,000

Net Cash Provided by Financing Activities	175,000	1,222,706

NET INCREASE (DECREASE) IN CASH	(116,516)	317,623

CASH AT BEGINNING OF YEAR	132,687	70,902

CASH AT END OF YEAR	$16,171	$388,525

The accompanying notes are an integral part of these condensed financial statements.

SMART ENERGY SOLUTIONS, INC.
Statements of Cash Flows (Continued)
(Unaudited)

	For the Nine Months Ended
	September 30,
	2009	2008

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:

Cash Paid for:
Interest	$-	$-
Income taxes	$-	$-

NON-CASH FINANCING AND INVESTING ACTIVITIES:

Common stock issued for debt	$15,125	2,000,000
Common stock issued for prepaid services	$55,000	$119,930
Warrants and options granted for services	$459,369	$1,299,841
Convertible debt issued in relief of accrued expenses	$468,128	$183,750

The accompanying notes are an integral part of these condensed financial statements.

SMART ENERGY SOLUTIONS, INC.
Notes to the Condensed Financial Statements
September 30, 2009 and December 31, 2008

NOTE 1 -  CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2009, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2008 audited financial statements.  The results of operations for the periods ended September 30, 2009 and 2008 are not necessarily indicative of the operating results for the full years.

NOTE 2 -  GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.  Historically, the Company has incurred significant annual losses, which have resulted in an accumulated deficit of $23,207,283 at September 30, 2009, the Company has negative working capital of $828,510, and negative cash flow from operations of $291,516 which together raises substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company increasing sales to the point it becomes profitable.  The Company may need to raise additional capital for marketing to increase its sales. If the Company is unable to increase sales sufficiently or obtain adequate capital, it could be forced to cease operations.  The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

Management plans to increase sales by increasing its marketing program and to obtain additional capital from the private placement of shares of its common stock. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

NOTE 3 -  EQUITY ACTIVITY

During the nine months ended September 30, 2009, the Company issued 5,000,000 shares of its common stock at $0.011 per share for services valued at an aggregate of $55,000. Of this amount $16,783 has been recorded as prepaid equity as the services are to be rendered through January 19, 2010. During the quarter ended September 30, 2009, $38,217 was expensed in the Company’s statements of operations. The Company also issued 137,500 shares of its common stock at $0.11 per share in lieu of directors fees accrued in prior periods for an aggregate of $15,125.

SMART ENERGY SOLUTIONS, INC.
Notes to the Condensed Financial Statements
September 30, 2009 and December 31, 2008

NOTE 4 -  BASIC AND DILUTED LOSS PER SHARE

The computation of basic and diluted loss per common share is based on the weighted average number of shares outstanding during each period.

	September 30,
	2009	2008
	(unaudited)
NET LOSS	$(1,167,989)	$(3,925,287)
BASIC AND DILUTED
LOSS PER COMMON SHARE	$(0.01)	$(0.04)
BASIC WEIGHTED AVERAGE
NUMBER OF SHARES OUTSTANDING	111,907,868	92,058,229

The computation of loss per common share is based on the weighted average number   of shares outstanding during the year plus the common stock equivalents which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the year.  Common stock equivalents, consisting of 19,972,225 and 10,934,665 in options, 12,899,388 and 19,160,037 in warrants and 12,936,660 and -0- in convertible debt were considered but were not included in the computation of loss per share at September 30, 2009 and 2008, respectively, because they would have been anti-dilutive.

NOTE 5-   COMMON STOCK PURCHASE WARRANTS AND OPTIONS

Warrants

The Company has determined the estimated value of the compensatory warrants granted to non-employees in exchange for services and financing expenses using the Black-Scholes pricing model and the following assumptions: expected term of 1year, a risk free interest rate of 1.47% in 2009 and 3.25% in 2008, a dividend yield of 0% in both years and volatility of 99% in 2009 and 75% to 78% for the valuation of warrants in 2008. The amount of the expense charged to operations for compensatory warrants granted in exchange for services was $18,316 and $354,583 during the nine months ended September 30, 2009 and 2008, respectively.

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company. These warrants were granted in lieu of cash compensation for services performed or financing expenses. Warrants vest immediately and services are provided during the period granted.

SMART ENERGY SOLUTIONS, INC.
Notes to the Condensed Financial Statements
September 30, 2009 and December 31, 2008

NOTE 5-   COMMON STOCK PURCHASE WARRANTS AND OPTIONS (Continued)

	Number of Shares	Weighted Average Exercise Price
Outstanding as of January 1, 2008	16,560,037	$0.46
Granted	7,774,388	0.21
Exercised	-	-
Cancelled	(13,740,000)	0.75
Outstanding at December 31, 2008	10,594,425	0.28

Granted	5,000,000	0.11
Exercised	-	-
Cancelled	(2,695,037)	0.45
Outstanding at September 30, 2009 (unaudited)	12,899,388	$0.17

Common stock warrants outstanding and exercisable as of June 30, 2009 are:

	Warrants Outstanding			Warrants Exercisable
Year	Exercise Price	Number shares outstanding	Weighted Average Contractual Life (Years)	Number Exercisable	Weighted Average Exercise Price
2006	$0.75	125,000	.25	125,000	$0.75
2008	$0.11	4,963,068	4.13	4,963,068	$0.11
2008	$0.40	2,600,000	.88	2,600,000	$0.40
2008	$0.11	211,320	4.33	211,320	$0.11
2009	$0.11	5,000,000	4.79	5,000,000	$0.11
Total		12,899,388		12,899,388

The aggregate intrinsic value of stock warrants outstanding and exercisable at June 30, 2009 and December 31, 2008 totaled $0 and $0 and $0 and $0, respectively. The weighted average grant date fair value of warrants granted during the nine months ended September 30, 2009 and 2008 is $0.00 and $0.05, respectively. The fair value of warrants vested during the six months ended September 30, 2009 and 2008 totaled $18,316 and $677,750, respectively.

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
September 30, 2009 and December 31, 2008

NOTE 5-   COMMON STOCK PURCHASE WARRANTS AND OPTIONS (Continued)

During the nine months ended September 30, 2009, the estimated value of the compensatory common stock purchase options granted to non-employees in exchange for services and financing expenses was determined using the Black-Scholes pricing model and the following assumptions: expected term of 5 years, a risk free interest rate of 1.875% to 1.90%, a dividend yield of 0% and volatility of 146%. The amount of the expense charged to operations for compensatory options granted in exchange for services was $441,053 and $898,471 for the nine months ended September 30, 2009 and 2008, respectively.  The following table summarizes the changes in options outstanding:

	Number of Options	Weighted Average Exercise Price
Outstanding as of January 1, 2008	10,934,665	$0.15
Granted	400,000	0.26
Exercised	-	-
Cancelled	-	-
Outstanding at December 31, 2008	11,334,665	$0.18

Granted	12,862,560	0.05
Exercised	-	-
Cancelled	(4,225,000)	0.11
Outstanding at September 30, 2009 (unaudited)	19,972,225	$0.11

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
September 30, 2009 and December 31, 2008

NOTE 5- COMMON STOCK PURCHASE WARRANTS AND OPTIONS (CONTINUED)

The aggregate intrinsic value of stock options outstanding and exercisable at September 30, 2009 and December 31, 2008 totaled $0 and $0 and $0 and $0, respectively. The weighted average grant date fair value of options granted during the period ended September 30, 2009 was $0.03. The fair value of options vested during the nine months ended September 30, 2009 and 2008 totaled $441,053 and $898,471, respectively.

NOTE 6- CONVERTIBLE DEBT

During the nine months ended September 30, 2009, the Company entered into 6 convertible notes aggregating $643,128.  The principal amount of each Note bears an interest rate of 15% per annum, calculated on a 365 day calendar year. The accrued interest on the outstanding balance is due and payable on August 3, 2009 and the maturity date, which is December 31, 2009. Each Note contains default events which, if triggered and not timely cured the purchaser may declared the outstanding principal and $28,705 of interest accrued thereon due and payable immediately. The Company recorded as discount of $243,709 for the value of the options attached to the convertible notes payable which has been amortized in full as of September 30, 2009.

All principal and accrued interest on the Notes is convertible into shares of our common stock at the election of the purchasers or the Company at any time at the conversion price of $0.05 per share.  Using the intrinsic value method, the Company determined no beneficial conversion features existed on any of the notes.

Related Party Notes
On March 9, 2009, the Company entered into convertible notes with Aharon Levinas, Edward Braniff and Tamir Levinas (officers and directors of the Company) in the amounts of $291,767, $103,985 and $72,376, respectively.  Amounts represent prior salaries owed that had been accrued pending available funds.

On March 9, 2009, the Company entered into another subscription Agreement with Edward Braniff for the purchase and sale of a Note in the amount of $50,000.  On March 13, 2009, the Company entered into a Subscription Agreement with Aharon Levinas for the purchase and sale of a Note in the amount of $50,000. No shares have been issued yet.

During the three months ended September 30, 2009, the Company entered into convertible notes payable with Aharon Levinas and Edward Braniff totaling $25,000. The notes bear interest at 15% per annum, are unsecured and due upon demand. The convertible notes payable are recorded net of the unamortized discount of $6,949 for the value of the options attached to the convertible notes payable. The Company has recorded amortization expense of $2,316 for the discount through September 30, 2009.

Third Party Notes
On March 13, 2009, the Company entered into a Subscription Agreement with EGFE for the purchase and sale of a Note in the amount of $50,000. No shares have been issued yet.

SMART ENERGY SOLUTIONS, INC.
Notes to the Condensed Financial Statements
September 30, 2009 and December 31, 2008

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

NOTE 8- SUBSEQUENT EVENTS

On September 17, 2009, a former officer and director of the Company filed a lawsuit in the State of New Jersey, demanding payment of back salaries and additional damages. The Company has included the liability for the back salaries in its accrued expenses. The Company acknowledges the liability for the back salaries but is unable to pay them due to its limited cash resources. The Company is disputing the claim for other damages.

The Company has evaluated subsequent events through November 17, 2009.

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

Results of Operation

For the three and nine months ended September 30, 2009, the Company’s sales of the Battery Brain product decreased, resulting in revenues of $133,495 and $619,932, approximately 74% and 55% below revenues of $619,932 and $1,397,008 for the three and nine months ended September 30, 2008. The cost of sales for the Battery Brain was $111,569 and $427,753 in the three and nine months ended September 30, 2009, as compared to $212,877 and $676,067 in the three and nine months ended September 30, 2008. The Company continues with an aggressive marketing program which includes advertising in trade publications, the internet, marketing in trade shows and direct sales to wholesalers.

For the three and nine months ended September 30, 2009 the Company recorded gross profits of $21,926 and $293,958, a decrease of approximately 93% and 73% from gross profits of $192,179 and $720,941 for the three and nine months ended September 30, 2008. The decreased gross profits were the result of fewer sales of our products to our automotive customers.

Total operating expenses in the three and nine months ended September 30, 2009 dropped to $227,996 and $1,304,885, approximately 75% and 62% below total operating expenses of $894,723 and $3,438,075 in the three and nine months ended September 30, 2008. General and administrative expenses in the three and nine months ended September 30, 2009 were $112,015 and $517,887, as compared to $397,338 and $1,242,521 the three and nine months ended September 30, 2008. Marketing and advertising expenses in the three and nine months ended September 30, 2009 were $2,064 and $11,098, as compared to $22,648 and $122,880 in the three and nine months ended September 30, 2008. Consulting fees in the three and nine months ended September 30, 2009 were $83,064 and $679,067, as compared to $474,737 and $2,072,674 in the three and nine months ended September 30, 2008. These decreases in operating expenses resulted primarily from a reduction in shares issued for services.

Interest expense in the three and nine months ended September 30, 2009 was $26,750 and $55,445, as compared to $13,197 and $445,235 in the three and nine months ended September 30, 2008. The decrease in interest expense in the three and nine months ended September 30, 2009 resulted primarily from termination of the notes to EGFE in 2008.

The Company recorded a net loss of $232,815 and $1,167,989, or $0.00 and $0.01 per share, for the three and nine months ended September 30, 2009, as compared to a net loss of $612,104 and $3,925,287, or $0.01 and $0.04 per share, in the same periods in 2008.

Liquidity and Capital

On September 30, 2009 the Company had $16,171 in cash and cash equivalents, a decrease of almost 88% as compared to cash and cash equivalents of $132,687 on December 31, 2008. The decrease resulted primarily from operating costs offset by the receipt of $175,000 and satisfaction of accrued salaries through stock of $468,128 in the nine months ended September 30, 2009 compared to $775,000 in gross proceeds from the sale of securities and net receipts of $447,706 from notes payable in the first three quarters of 2008.

Total current assets on September 30, 2009 were $371,276, a decrease of approximately 48% as compared to total current assets on December 31, 2008 of $717,023. This decrease results primarily from the decrease in cash and cash equivalents described above, a decrease in net accounts receivable, from $68,798 on December 31, 2008 to $18,994 on September 30, 2009, and a decrease in inventory, from $494,269 on December 31, 2008 to $335,626 on  September 30, 2009.

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

Going Concern Consideration

The financial statements contained herein for the period ending September 30, 2009, have been prepared on a “going concern” basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the reasons discussed herein and in the footnotes to our financial statements included herein, there is a significant risk that we will be unable to continue as a going concern. Our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on April 14, 2009, contain additional note disclosures describing the circumstances that lead to this disclosure.

Off-Balance Sheet Arrangements.

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 4(T). Controls and Procedures

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

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

On September 17, 2009, a former officer and director of the Company filed a lawsuit in the State of New Jersey, demanding payment of back salaries and additional damages. The Company has included the liability for the back salaries in its accrued expenses. The Company acknowledges the liability for the back salaries but is unable to pay them due to its limited cash resources. The Company is disputing the claim for other damages.

Item 1A.     Risk Factors

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

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

SMART ENERGY SOLUTIONS, INC.

Dated: November 19, 2009	By:	/s/ Edward Braniff
Name: Edward Braniff
Title: Acting Chief Executive Officer, Chief Financial Officer (Principal Financial and Accounting Officer)

            In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Edward Braniff	Chief Financial Officer, Acting	November 19, 2009
Edward Braniff	Chief Executive Officer

/s/ Aharon Y. Levinas	Chief Technology Officer	November 19, 2009
Aharon Y. Levinas	and Director

/s/ Tamir Levinas	Director	November 19, 2009
Tamir Levinas

/s/ Guy Moshe	Director	November 19, 2009
Guy Moshe

/s/ Michael Ben-Ari	Director	November 19, 2009
Michael Ben-Ari