Form 10-Q
period 2018-03-31
CANNAPOWDER, INC.
filed 2018-06-04
CIK 1086082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission file number: 000-26027

CANNAPOWDER, INC.

(Exact Name Of Registrant As Specified In Its Charter)

Delaware	68-0080601
(State of Incorporation)	(I.R.S. Employer Identification No.)

20 Raoul Wallenberg Street, Tel Aviv, Israel	6971916
(Address of Principal Executive Offices)	(ZIP Code)

Registrant’s Telephone Number, Including Area Code: +(972) 54-222-9702

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act) or a smaller reporting company.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-Accelerated filer [ ]	Smaller reporting company [X]

On May 24, 2018 the Registrant had 9,906,577 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS - UNAUDITED

CannaPowder, Inc.

(f/k/a Smart Energy Solutions, Inc.)

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2018 AND DECEMBER 31, 2017

(unaudited)

	March 31, 2018	December 31, 2017
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$324,901	$326,730
Prepaid expenses	17,461	4,196
Total current assets	342,362	330,926

Total assets	$342,362	$330,926

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$800	$800
Total current liabilities	800	800

Notes payable	$-	$2,687
Total long term liabilities	-	2,687

Total liabilities	$800	$3,487

Stockholders’ equity

Common stock, par value $0.00001 per share, 495,000 common shares authorized, 5,000,000 preferred shares authorized; 8,797,577 and 8,591,577 shares issued and outstanding at March 31, 2018 and December 31, 2017 respectively.	$88	$86
Accumulated other comprehensive income	(129)	3,353
Non-controlling interest	(7,952)	-
Additional paid in capital	570,762	447,164
(Deficit) accumulated during the development stage	(221,207)	(123,164)

Total stockholders’ equity	341,562	327,439

Total liabilities and stockholders’ equity	$342,362	$330,926

The accompanying notes are an integral part of these financial statements

CannaPowder, Inc.

(f/k/a Smart Energy Solutions, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

(unaudited)

	For the three month ended
	March 31, 2018	March 31, 2017

Revenues	$-	$-

Expenses:
Research and Development expenses	(38,812)	-
G&A Expenses	(67,183)	(4,877)

Total operating expenses	(105,995)	(4,877)

(Loss) from operations	(105,995)	(4,877)

Other income (expense):
Interest expense	-	(31)

Financial income (expense)	-	(31)

Provision for income taxes	-	-

Net (loss)	(105,995)	(4,908)
Less: loss (income) attributable to noncontrolling Interest	7,952	-
Net (loss) attributable to Smart Energy Solutions, Inc.	(98,043)	(4,908)

Loss per share	(0.01)	(0.01)
Weighted average shares outstanding Basic and diluted	8,606,744	624,910

The accompanying notes are an integral part of these financial statements.

CannaPowder, Inc.

(f/k/a Smart Energy Solutions, Inc.)

STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

(unaudited)

	For the three months ended
	March 31, 2018	March 31, 2017

Net loss	(105,995)	(4,908)
Change in unrealized foreign currency translation gain (loss)	(3,482)	-
Total comprehensive loss	(109,477)	(4,908)
Less: comprehensive loss attributable to non-controlling interest	7,952	-
Comprehensive loss attribute to Smart Energy Solutions, Inc.	(101,525)	(4,908)

The accompanying notes are an integral part of these financial statements.

CannaPowder, Inc.

(f/k/a Smart Energy Solutions, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 and 2017

(unaudited)

	For the three months	For the three months
	ended	ended
	March 31, 2018	March 31, 2017

Operating Activities:
Net (loss) attributable to Smart Energy Solutions, Inc.	$(98,043)	$(4,908)
Non –controlling interest in loss of consolidated subsidiary	(7,952)	-

Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Changes in net assets and liabilities:
Decrease (increase) in prepaid expenses	(13,265)	-
(Decrease) increase in accounts payable	-	31

Net Cash used in operating activities	(119,260)	(4,877)

Financing Activities:
Debt and principal payments on debt	(2,687)	-
Issuance of non -convertible notes	-	4,877
Proceeds from sale of common stock (net of issuance expenses)	123,600	-
Net Cash provided by Financing activities	120,913	4,877
FX Adjustment	3,482

Net increase (decrease) in cash	(1,829)	-

Cash and cash equivalents - beginning of period	$326,730	$-

Cash and cash equivalents - end of period	$324,901	$-

The accompanying notes are an integral part of these financial statements.

CANNAPOWDER, INC

(f/k/a SMART ENERGY SOLUTIONS, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) Summary of Significant Accounting Policies

Basis of Presentation and Organization

CannaPowder, Inc., formerly known as Smart Energy Solutions, Inc. (the “Company”) was incorporated in 1999 in the state of Utah under the name Datigen.com, Inc. On August 25, 2005, the Company changed its state of incorporation from Utah to Nevada by the merger of the Company with and into its wholly-owned subsidiary, Smart Energy Solutions, Inc., a Nevada corporation. As a result of such merger, the Company’s name was changed to Smart Energy Solutions, Inc. in order to better reflect the Company’s business operations. On December 11, 2017, the Company filed a Certificate of Amendment to its Articles of Incorporation with the State of Nevada to change the Company’s name from Smart Energy Solutions, Inc. to CannaPowder, Inc.

On August 30, 2017, a new wholly-owned subsidiary was registered in Israel under the name of Canna Powder Ltd. (“CannaPowder Israel” or the “Subsidiary”), with 100 common shares outstanding, 0.01 NIS par value (the “Subsidiary Shares”), all of which were held in escrow on behalf of the Company by Israel attorney, Alon Nave. On September 27, 2017, pursuant to board resolution, the 100 Subsidiary Shares held in escrow were transferred to the Company.

On December 27, 2017, a board-resolution was adopted to issue an additional: (i) 800 Subsidiary Shares to the Company; and an additional 100 Subsidiary Shares to Rafi Ezra and, as a result, effective December 27, 2017, Canna Powder Ltd became a 90% owned subsidiary of the Company and a minority interest of 10% owned by Rafi Ezra.

The Subsidiary’s management includes Lavi Krasney, its CEO, and Rafi Ezra, its CTO. Mr. Ezra is a highly experienced pharmacist with extensive knowledge of the cannabis sector and active experience of leading early-stage pharma companies from early-stage development through commercial launch.

Development is being conducted at the Hebrew University pursuant to the term of the Feasibility Study and Option Agreement under the supervision of the inventor of the technology, Professor Shlomo Magdassi.

The Company reasonably expects that the Development Program will be completed within three years, with commercial sales starting in 2021, there can be no assurance that the Development Program will, in fact, be successful notwithstanding the Company’s success in its Equity Raise to date, nor can there be assurance that the Company may not require additional capital to fully implement its business plan and complete production of commercially viable products based on its technology which is the subject of the Feasibility Study discussed below under “Planned Research and Development and Current Trends.”

In the commercial stage, the Company’s plan is to establish and operate several production facilities, each located in separate territories determined by the Company according to their size and regulatory environment that permits studies applicable to other activities prerequisite to commercial exploitation of medical cannabis generally and the Company’s plan to develop cannabis-based powders for medical uses. While there can be no assurance, at present the Company believes that it will be able to produce cannabis powders for medical uses at a significant cost advantage.

The accompanying unaudited financial statements of the Company are presented in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for an air presentation have been made. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2017 and the notes thereto included in the Company’s Registration Statement on Form 10-12G filed under the Securities Exchange Act of 1934 (the “Exchange Act”) with the SEC on April 30, 2018.

Cash and Cash Equivalents

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents. As of March 31, 2018, and December 31, 2017, we had cash and cash equivalents of $324,901 and $326,730 respectively.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current period presentation. These reclassifications had no impact on net earnings, financial position or cash flows.

Discontinued Operations

The Company follows the policy of segregating the assets and liabilities of subsidiaries or lines of business on its Balance Sheet from the assets liabilities of continuing subsidiaries or lines of businesses when it is decided to close or dispose of a subsidiary or line of business. The Company also, follows the policy of separately disclosing the assets and liabilities and the net operations of a subsidiary or line of business in its financial statements when it is decided to close or dispose of a subsidiary or line of business.

Revenue Recognition

The Company recognizes revenue ratably over the term of the contract in accordance with ASC 606. In 2018, we are implementing new internal controls as part of our efforts to adopt the new revenue recognition standard. These internal controls include providing global training to our finance team and holding regular meetings with management and the Audit Committee to review and approve key decisions. Upon adoption, we expect to implement new internal controls related to our accounting policies and procedures. We will require new internal controls to address risks associated with applying the five-step model, specifically related to judgments made in connection to variable consideration and applying the constraint. Additionally, we will establish monitoring controls to identify new sales arrangements and changes in our business environment that could impact our current accounting assessment. During the second half of 2018, we expect to finalize our impact assessment and redesign impacted processes, policies and controls.

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

The Company maintains a valuation allowance with respect to deferred tax assets. The Company establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration the Company’s financial position and results of operations for the current period. Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carryforward period under the Federal tax laws.

Changes in circumstances, such as the Company generating taxable income, could cause a change in judgment about the realizability of the related deferred tax asset. Any change in the valuation allowance will be included in income in the year of the change in estimate.

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of March 31, 2018 and December 31 2017, the carrying value of accounts payable and accrued liabilities approximated fair value due to the short-term nature and maturity of these instruments.

Deferred Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed. At the time of the completion of the offering, the costs are charged against the capital raised. Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable. As of December 31, 2017, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of March 31, 2018 and December 31, 2017, and expenses for the three months ended March 31, 2018 and 2017. Actual results could differ from those estimates made by management.

Impact of Recently Issued Accounting Standards

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. Public business entities should apply the amendments in this Update to annual periods beginning after December 15, 2017, including interim periods within those periods. All other entities should apply the amendments to annual periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019.

In March 2017, the FASB issued Update 2017-08—Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. For public business entities, the amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period.

In March 2017, the FASB issued Update 2017-07—Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. Effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those annual periods. For other entities, the amendments in this Update are effective for annual periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. Early adoption is permitted as of the beginning of an annual period for which financial statements (interim or annual) have not been issued or made available for issuance. That is, early adoption should be within the first interim period if an employer issues interim financial statements. Disclosures of the nature of and reason for the change in accounting principle are required in the first interim and annual periods of adoption.

Goodwill and Intangible Assets

Goodwill is tested for impairment at a minimum on an annual basis. Goodwill is tested for impairment at the reporting unit level by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. If the reporting unit does not pass the qualitative assessment, then the reporting unit’s carrying value is compared to its fair value. The fair values of the reporting units are estimated using market and discounted cash flow approaches. Goodwill is considered impaired if the carrying value of the reporting unit exceeds its fair value. The discounted cash flow approach uses expected future operating results. Failure to achieve these expected results may cause a future impairment of goodwill at the reporting unit.

Intangible assets consist of patents and trademarks, purchased customer contracts, purchased customer and merchant relationships, purchased trade names, purchased technology, and non-compete agreements. Intangible assets are amortized over the period of estimated benefit using the straight-line method and estimated useful lives ranging from two to twenty years. No significant residual value is estimated for intangible assets.

Note (2) Going Concern

The Company has limited operations. The business plan of the Company transitioned from being a provider of online gaming software to the developer and provider of an intelligent decision support system (“IDSS”) utilized by the agriculture breeding industry, we were able to utilize our software programming expertise. Our business efforts are now being directed toward offering our IDSS Software program to a wide variety of users engaged in plant breeding, primarily within the seed industry. We plan on marketing our IDSS Software to agro-breeders, providing them with the ability to better plan, manage and analyze their breeding data and to perform research activities quickly and effectively so as to significantly increase production and plant quality. The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Note (3) Prepaid expenses

Prepaid expenses repaid expenses of $17,461 at March 31, 2018 and $4,196 at December 31, 2017, consist of VAT paid to be refunded from the Israel VAT authority.

Note (4) Common Stock

On October 17, 2017, the Company sold a total of 6,300,000 shares to 13 shareholders at $0.01 per share for a total cash consideration of $63,000. Four of the shareholders are related parties.

On October 24, 2017 the Company issued 666,667 shares to 1 shareholder at $0.075 per share for cash consideration of $50,000.

Between November 15, 2017 and December 7, 2017 the Company sold a total of 1,000,000 units for cash consideration of $300,000 at price of $.30 (the “Units”), each unit comprised of one share of common stock and one class A warrant exercisable at $0.50 per share with a term of 24 months. The relative fair value of the stock with embedded warrants was $132,458 for the common stock and $167,542 for the class A warrants. The warrants were valued using the Black-Scholes model with volatility of approximately 163% and discount rates ranging from 1.68% to 1.8%.

Between March 20, 2018 and March 29, 2018, the Company sold a total of 206,000 units for cash consideration of $123,600 at price of $.60 (the “Units”), each unit comprised of one share of common stock and one class B warrant exercisable at $1.20 per share with a term of 24 months. The relative fair value of the stock with embedded warrants was $44,454 for the common stock and $79,146 for the class B Warrants.

On March 31, 2018 and December 31, 2017 there were approximately 195 and 189 holders of record and 8,797,577 and 8,591,577 of the Company’s common stock authorized with $0.00001 par value, respectively. All common shares are entitled to one vote per share in all matters submitted to the shareholders. No preferred shares are issued and outstanding at March 31, 2018 and December 31, 2017.

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

Securities Authorized for Issuance under Equity Compensation Plans

None

Following is a table of warrant and options still outstanding and exercisable along with exercise price and range of remaining term.

Type	Quantity	Exercise Price	Remaining Term
Warrants Class A	1,000,000	$0.50	24 Months
Warrants Class B	206,000	$1.20	24 Months
Total	1,206,000

Note (5) Income Taxes

The provision (benefit) for income taxes for the year ended March 31, 2018 and December 31, 2017, was as follows (assuming a 21% effective tax rate):

	March 31, 2018	December 31, 2017
Current tax provision:
Federal-
Taxable income	$-	$-
Total current tax provision	$-	$-

The Company had deferred income tax assets as of March 31, 2018 and December 31, 2017 as follows:

	March 31, 2018	2017
Loss carryforwards	$48,123	$43,107
Less- Valuation allowance	(48,123)	(43,107)
Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the period ended March 31, 2018 and December 31, 2017, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of March 31, 2018 and December 31, 2017, the Company had approximately $229,159 and $123,164, respectively, in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire by the year 2030.

The Company did not identify any material uncertain tax positions that will be filed. The Company did not recognize any interest or penalties for unrecognized tax benefits during the year ended March 31, 2018 and December 31, 2017.

The Company intends to file income tax returns in the United States. All tax years are closed by expiration of the statute of limitations.

Note (6) Related Party Transactions

On October 17, 2017 the issuer’s control persons, Amir Uziel, Attribute Ltd, Lavi Krasney and Kfir Silberman (controlling shareholder of L.I.A. Pure Capital Ltd) purchased 650,000 additional shares each, or 2,600,000 total shares at $0.01 per share for a total cash consideration of $26,000.

Note (7) Notes Payable

During the year ended December 31, 2017, the Company borrowed $100 and $800, respectively, which the loans bear an interest rate of 8% and has no maturity date. The loans were repaid in the amount of $850 on May 5, 2017 and the Company recorded a gain on debt extinguishment of $50.

On May 12, 2016 a shareholder loaned the Company the sum of $5,000 to settle a vendor debt. The shareholder has subsequently forgiven the debt resulting from this payment and has confirmed he is owed no principal or interest as of December 31, 2016 and December 31, 2017. As of December 31, 2016, the amount paid by the shareholder to the vendor was forgiven, as the shareholder is a related party the forgiven debt resulted in an increase to additional paid in capital

Between January 8, 2017 and August 25, 2017, three shareholders loaned the Company amounts totaling $16,403 in loans bearing 8% interest which have no maturity dates. The loans which accrued interest of $879 were repaid on December 20, 2017. The three debt holders confirmed they were owed no principal or interest as of December 31, 2017.

On December 22, 2017 a loan was made in the amount $2,687 the loan bears no interest and has no maturity date. The loan which accrued interest of $0 was repaid in full on January 8, 2018

Note (8) Subsequent Events

As defined in FASB ASC 855-10, “Subsequent Events”, subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued or available to be issued.

During the second quarter of 2018 a services agreement was signed with an entity controlled by a related party.

Between April and April 3 and April 26, 2018 the Company sold 1,109,000 units for cash consideration of $665,375 at price of $.60 (the “Units”), each unit comprised of one share of common stock and one class B warrant exercisable at $1.20 per share with a term of 24 months for

The Company evaluated all transactions and events that occurred subsequent to the balance sheet date and prior to the date on which the financial statements contained in this report were issued and determined that no such events or transactions necessitated disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION Back to Table of Contents

FORWARD-LOOKING STATEMENTS

Certain statements that the Company may make from time to time, including all statements contained in this report that are not statements of historical fact, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and the safe harbor provisions set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may be identified by words such as “plans,” “expects,” “believes,” “anticipates,” “estimates,” “projects,” “will,” “should,” and other words of similar meaning used in conjunction with, among other things, discussions of future operations, financial performance, product development and new product launches, market position and expenditures. The Company assumes no obligation to update any forward-looking statements. Additional information concerning factors which could cause differences between forward-looking statements and future actual results is discussed under the heading “Risk Factors” in the Company’s Form 10-12G, as filed under the Exchange Act with the SEC on April 30, 2018.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help you understand our historical results of operations during the periods presented and our financial condition. This MD&A should be read in conjunction with our consolidated financial statements and the accompanying notes to consolidated financial statements, and contains forward-looking statements that involve risks and uncertainties. See section entitled “Forward-Looking Statements” above.

Plan of Operation

On August 30, 2017, a 90% owned subsidiary of the Company was registered in Israel under the name of Canna Powder Ltd. (“CannaPowder Israel” or the “Subsidiary”).

Development is being conducted at the Hebrew University pursuant to the term of the Feasibility Study and Option Agreement under the supervision of the inventor of the technology, Professor Shlomo Magdassi.

The Company reasonably expects that the Development Program will be completed within three years, with commercial sales starting in 2021, there can be no assurance that the Development Program will, in fact, be successful notwithstanding the Company’s success in its Equity Raise to date, nor can there be assurance that the Company may not require additional capital to fully implement its business plan and complete production of commercially viable products based on its technology which is the subject of the Feasibility Study discussed below under “Planned Research and Development and Current Trends.”

In the commercial stage, the Company’s plan is to establish and operate several production facilities, each located in separate territories determined by the Company according to their size and regulatory environment that permits studies applicable to other activities prerequisite to commercial exploitation of medical cannabis generally and the Company’s plan to develop cannabis-based powders for medical uses. While there can be no assurance, at present the Company believes that it will be able to produce cannabis powders for medical uses at a significant cost advantage.

Results of Operations during the three months ended March 31, 2018 as compared to the three months ended March 31, 2017

During the three months ended March 31, 2018 and March 31, 2017, we generated revenues of $0 and $0, respectively.

Our research and development expenses during the three months ended March 31, 2018 were $38,812 compared to $0 during the same period in the prior year. The significant increase was due to research and development activities of the new subsidiary.

Our general and administrative expenses during the three months ended March 31, 2018 were $67,183 compared to $4,877 during the same period in the prior year. The significant increase was mostly due to general and administrative expenses in the new subsidiary.

Interest expenses during the three months ended March 31, 2018 were $0 compared to $31 during the same period in the prior year.

We incurred a net loss of $105,995 during the three months ended March 31, 2018 compared to $4,908 during the same period in the prior year.

Of this amount loss attributable to non-controlling interest for the three months ended March 31, 2018 was $7,952 compared to $0 during the same period in the prior year.

Liquidity and Capital Resources

Our balance sheet as of March 31, 2018, reflects $342,362 in total assets consisting of cash and cash equivalents of $324,901 and prepaid assets of $17,461. As of December 31, 2017, our balance sheet reflects $330,926 in total assets consisting of cash and cash equivalents of $326,730 and prepaid assets of $4,196.

As of March 31, 2018, we had total current liabilities of $800 consisting of accounts payable and accrued liabilities and $800. As of December 31, 2017, we had total current liabilities of $800 consisting of accounts payable and accrued liabilities of $800 and long-term liabilities of $2,687 consisting of notes payable.

We had positive working capital of $341,562 as of March 31, 2018 compared to $330,126 at December 31, 2017. Such working capital has been sufficient to sustain our operations to date. Our total liabilities as of March 31, 2018 were $800 compared to $3,487 at December 31, 2017.

During the three months ended March 31, 2018, we used $119,260 in our operating activities. This resulted from a net loss of $105,995 and increase in prepaid expenses of $13,265.

During the three months ended March 31, 2017, we used $4,877 in our operating activities. This resulted from a net loss of $4,908 and increase to accounts payable of $31.

During the three months ended March 31, 2018, we financed our negative cash flow by financing activities through sale of common stock in the amount of $123,600 offset by payments to notes payable of $2,687.

During the three months ended March 31, 2017, we financed our negative cash flow by financing activities through issuance of notes payable of $4,877.

While management of the Company believes that the Company will be successful in its current and planned operating activities, there can be no assurance that the Company will be successful in the achievement of sales of its products that will generate sufficient revenues to earn a profit and sustain the operations of the Company. The Company intends to conduct additional capital formation activities through the issuance of its common stock in 2018 unless and until we begin to generate revenues from licensing our products which are in development.

Our ability to create sufficient working capital to sustain us over the next twelve-month period, and beyond, is dependent on our entering into additional licensing agreement and on our success in issuing additional debt or equity, or entering into strategic arrangement with a third party. There can be no assurance that sufficient capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK Back to Table of Contents

We have not entered into, and do not expect to enter into, financial instruments for trading or hedging purposes.

ITEM 4. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. As of March 31, 2018, the Company’s chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

Changes in internal controls. During the quarterly period covered by this report, no changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS Back to Table of Contents

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us. However, from time to time, we may become a party to certain legal proceedings in the ordinary course of business.

ITEM 1A. RISK FACTORS Back to Table of Contents

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1. Description of Business, subheading “Risk Factors” in our Registration Statement filed under the Exchange Act on Form 10-12G, which could materially affect our business, financial condition or future results. The risks described in our Form 10-12G are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS Back to Table of Contents

On October 17, 2017, the Company sold a total of 6,300,000 shares to 13 shareholders at $0.01 per share for a total cash consideration of $63,000. Four of the shareholders are related parties.

On October 24, 2017 the Company issued 666,667 shares to 1 shareholder at $0.075 per share for cash consideration of $50,000.

Between November 15, 2017 and December 7, 2017, the Company sold a total of 1,000,000 units for cash consideration of $300,000 at price of $.30 (the “Units”), each unit comprised of one share of common stock and one class A warrant exercisable at $0.50 per share with a term of 24 months. The relative fair value of the stock with embedded warrants was $132,458 for the common stock and $167,542 for the class A warrants. The warrants were valued using the Black-Scholes model with volatility of approximately 163% and discount rates ranging from 1.68% to 1.8%.

Between March 20, 2018 and March 29, 2018, the Company sold a total of 206,000 units for cash consideration of $123,600 at price of $.60 (the “Units”), each unit comprised of one share of common stock and one class B warrant exercisable at $1.20 per share with a term of 24 months. The relative fair value of the stock with embedded warrants was $44,454 for the common stock and $79,146 for the class B Warrants.

Share based payment transactions were accounted for in accordance with the requirements of ASC 505-50 Equity Based Payments to Non Employees. Paragraph 505-50-30-6 establishes that share-based payment transactions with nonemployees shall be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The Company measured share-based payment transactions at the fair value of the shares issued at date of grant, the Company believes that the value of the shares is more reliably measurable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES Back to Table of Contents

None.

ITEM 4. MINE SAFTY DISCLOSURE. Back to Table of Contents

Not applicable.

ITEM 5. OTHER INFORMATION Back to Table of Contents

Not applicable.

ITEM 6. EXHIBITS Back to Table of Contents

(a) The following documents are filed as exhibits to this report on Form 10-Q or incorporated by reference herein. Any document incorporated by reference is identified by a parenthetical reference to the SEC filing that included such document.

Exhibit No.	Description
3.1.2	Certificate of Amendment of the Articles of Incorporation filed with the State of Nevada on December 11, 2017, filed herewith.
10.2	Research Agreement between Canna Powder Ltd (the “Subsidiary”) and Yissum Research Development Company of The Hebrew University of Jerusalem, Ltd dated May 2, 2018 (Incorporated by reference from our Report on Form 8-K filed on May 25, 2018).
10.3	License Agreement between Canna Powder Ltd (the “Subsidiary”) and Yissum Research Development Company of The Hebrew University of Jerusalem, Ltd dated May 2, 2018 (Incorporated by reference from our Report on Form 8-K filed on May 25, 2018).
31.1	Section 302 Certification of the Sarbanes-Oxley Act of 2002 of Liron Carmel, CEO, filed herewith.
31.2	Section 302 Certification of the Sarbanes-Oxley Act of 2002 of Oded Gilboa, CFO, filed herewith.
32.1	Section 906 of the Sarbanes-Oxley Act of 2002 of Liron Carmel, CEO, filed herewith
32.2	Section 906 of the Sarbanes-Oxley Act of 2002 of Oded Gilboa, CFO, filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CannaPowder, Inc.

/s/ Liron Carmel
Liron Carmel
Chief Executive Officer

/s/ Oded Gilboa
Oded Gilboa
Chief Financial Officer

June 4, 2018

