Form 10-Q
period 2018-06-30
CANNAPOWDER, INC.
filed 2018-08-06
CIK 1086082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission file number: 333-168527

CANNA POWDER, INC.

(Exact Name Of Registrant As Specified In Its Charter)

Delaware	68-0080601
(State of Incorporation)	(I.R.S. Employer Identification No.)

40 Wall St, 28th floor, New York, NY	10005
(Address of Principal Executive Offices)	(ZIP Code)

Registrant’s Telephone Number, Including Area Code: +(972) 54-222-9702

Canna Powder, Inc.

(Former Name of Registrant)

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

On July 31, 2018 the Registrant had 9,948,077 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS - UNAUDITED

Canna Powder, Inc.

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2018 AND DECEMBER 31, 2017

(unaudited)

	June 30, 2018	December 31, 2017
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$815,058	$326,730
Prepaid expenses	25,170	4,196
Total current assets	840,228	330,926

Total assets	$840,228	$330,926

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$800	$800
Total current liabilities	800	800

Notes payable	$-	$2,687
Total long term liabilities	-	2,687

Total liabilities	$800	$3,487

Stockholders’ equity

Common stock, par value $0.00001 per share, 495,000,000 common shares authorized, 5,000,000 preferred shares authorized; 9,948,077 and 8,591,577 shares issued and outstanding at June 30, 2018 and December 31, 2017 respectively.	$99	$86
Accumulated other comprehensive income	(3,794)	3,353
Non-controlling interest	(15,187)	-
Additional paid in capital	1,261,051	447,164
Accumulated deficit	(402,741)	(123,164)

Total stockholders’ equity	839,428	327,439

Total liabilities and stockholders’ equity	$840,228	$330,926

The accompanying notes are an integral part of these financial statements

Canna Powder, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018 AND 2017

(unaudited)

	For the three months ended		For the six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017

Revenues	$-	$-	$-	$-

Expenses:
Research and Development expenses	(18,069)	-	(56,881)	-
G&A Expenses	(170,700)	3,950	(237,883)	(8,827)

Total operating expenses	(188,769)	(3,950)	(294,764)	(8,827)

(Loss) from operations	(188,769)	(3,950)	(294,764)	(8,827)

Other income (expense):
Gain (loss) from debt settlement	-	50	-	50
Interest expense	-	(172)	-	(203)

Other income (expense)	-	(122)	-	(151)

Provision for income taxes	-	-	-	-

Net (loss)	(188,769)	(4,072)	(294,764)	(8,980)
Less: loss (income) attributable to noncontrolling Interest	7,235		15,187	-
Net (loss) attributable to Canna Powder, Inc.	(181,534)		(279,577)	(8,980)

Loss per share	(0.02)	(0.01)	(0.03)	(0.01)
Weighted average shares outstanding Basic and diluted	9,549,255	624,910	9,080,605	624,910

The accompanying notes are an integral part of these financial statements.

Canna Powder, Inc.

STATEMENTS OF COMPREHENSIVE LOSS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018 AND 2017

(unaudited)

	For the three months ended		For the six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017

Net loss	(188,769)	(4,072)	(294,764)	(8,980)
Change in unrealized foreign currency translation gain (loss)	(3,665)		(7,147)	-
Total comprehensive loss	(192,434)	(4,072)	(301,911)	(8,980)
Less: comprehensive loss attributable to non-controlling interest	7,235	-	15,187	-
Comprehensive loss attributable to Canna Powder, Inc.	(185,199)	(4,072)	(286,724)	(8,980)

The accompanying notes are an integral part of these financial statements.

Canna Powder, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2018 and 2017

(unaudited)

	For the six months	For the six months
	ended	ended
	June 30, 2018	June 30, 2017

Operating Activities:
Net (loss) attributable to Canna Powder, Inc.	$(279,577)	$(8,980)
Non –controlling interest in loss of consolidated subsidiary	(15,187)	-

Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Changes in net assets and liabilities:
Decrease (increase) in prepaid expenses	(20,974)	-
Decrease (increase) in gain on settlement of notes payable	-	(50)
(Decrease) increase in accounts payable	-	(2,748)

Net Cash used in operating activities	(315,738)	(11,778)

Financing Activities:
Debt and principal payments on debt	(2,687)	-
Issuance of non -convertible notes	-	11,778
Proceeds from sale of common stock (net of issuance expenses)	813,900	-
Net Cash provided by financing activities	811,213	11,778
FX Adjustment	(7,147)

Net increase (decrease) in cash	488,328	-

Cash and cash equivalents - beginning of period	$326,730	$-

Cash and cash equivalents - end of period	$815,058	$-

The accompanying notes are an integral part of these financial statements.

CANNA POWDER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) Summary of Significant Accounting Policies

Basis of Presentation and Organization

The Company was incorporated in 1999 in the state of Utah under the name Datigen.com, Inc. On August 25, 2005, the Company changed its state of incorporation from Utah to Nevada by the merger of the Company with and into its wholly-owned subsidiary, Canna Powder, Inc., a Nevada corporation. As a result of such merger, the Company’s name was changed to Canna Powder, Inc. in order to better reflect the Company’s business operations.

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

The accompanying unaudited financial statements of the Company are presented in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for an air presentation have been made. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2017 and the notes thereto included in the Company’s Report on Form 10-K12G filed with the SEC on April 30, 2018.

Cash and Cash Equivalents

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents. As of June 30, 2018, and December 31, 2017, we had cash and cash equivalents of $815,058 and $326,730 respectively.

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

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of June 30, 2018 and December 31 2017, the carrying value of accounts payable and accrued liabilities approximated fair value due to the short-term nature and maturity of these instruments.

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

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of June 30, 2018 and December 31, 2017, and expenses for the six months ended June 30, 2018 and 2017. Actual results could differ from those estimates made by management.

Impact of Recently Issued Accounting Standards

In June 2018, the FASB issued Accounting Standards Update, or ASU 2018-07, Compensation - Stock Compensation (Topic 718), which simplifies the accounting for non-employee share-based payment transactions. The new standard expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from non-employees. ASU 2018-07 is effective for fiscal years beginning after December 15, 2018 (including interim periods within that fiscal year), with early adoption permitted. The Company adopted the new standard in the second quarter of 2018 and determined that the application of the new standard did not have a material impact on the Company’s unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2018.

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

In March 2017, the FASB issued Update 2017-08—Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities.For public business entities, the amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period.

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

Note (3) Prepaid expenses

Prepaid expenses repaid expenses of $25,170 at June 30, 2018 and $4,196 at December 31, 2017, consist of VAT paid to be refunded from the Israel VAT authority.

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

Between April 3, 2018 and May 14, 2018, the company sold a total of 1,150,500 units for cash consideration of $690,300 at price of $.60 (the “Units”), each unit comprised of one share of common stock and one class B warrant exercisable at $1.20 per share with a term of 24 months. The relative fair value of the stock with embedded warrants was $290,996 for the common stock and $947,228 for the class B Warrants.

On June 30, 2018 and December 31, 2017 there were approximately 195 and 189 holders of record and 9,948,077 and 8,591,577 of the Company’s common stock authorized with $0.00001 par value, respectively. All common shares are entitled to one vote per share in all matters submitted to the shareholders. No preferred shares are issued and outstanding at June 30, 2018 and December 31, 2017.

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

Securities Authorized for Issuance under Equity Compensation Plans – None.

Following is a table of warrant and options still outstanding and exercisable along with exercise price and range of remaining term.

Type	Quantity	Exercise Price	Remaining Term
Warrants Class A	1,000,000	$0.50	18 Months
Warrants Class B	1,356,500	$1.20	18-24 Months
Total	2,356,500

Note (5) Income Taxes

The Company had deferred income tax assets as of June 30, 2018 and December 31, 2017 as follows:

	June 30, 2018	2017
Loss carryforwards	$84,576	$43,107
Less- Valuation allowance	(84,576)	(43,107)
Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the period ended June 30, 2018 and December 31, 2017, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of June 30, 2018 and December 31, 2017, the Company had approximately $402,741 and $123,164, respectively, in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire by the year 2030.

The Company did not identify any material uncertain tax positions that will be filed. The Company did not recognize any interest or penalties for unrecognized tax benefits during the year ended June 30, 2018 and December 31, 2017.

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

On May 1, 2018 a services agreement was signed with an entity controlled by a related party.

Between January 8, 2017 and August 25, 2017 three shareholders loaned the company amounts totaling $16,403 in loans bearing 8% interest which have no maturity dates. The loans which accrued interest of $879 were repaid on December 20, 2017. The three debt holders confirmed they were owed no principal or interest as of December 31, 2017.

Note (7) Notes Payable

During the year ended December 31, 2017, the Company borrowed $100 and $800, respectively, which the loans bear an interest rate of 8% and has no maturity date. The loans were repaid in the amount of $850 on May 5, 2017 and the Company recorded a gain on debt extinguishment of $50.

On May 12, 2016 a shareholder loaned the company the sum of $5,000 to settle a vendor debt. The shareholder has subsequently forgiven the debt resulting from this payment and has confirmed he is owed no principal or interest as of December 31, 2016 and December 31, 2017. As of December 31, 2016, the amount paid by the shareholder to the vendor was forgiven, as the shareholder is a related party the forgiven debt resulted in an increase to additional paid in capital.

Between January 8, 2017 and August 25, 2017 three shareholders loaned the company amounts totaling $16,403 in loans bearing 8% interest which have no maturity dates. The loans which accrued interest of $879 were repaid on December 20, 2017. The three debt holders confirmed they were owed no principal or interest as of December 31, 2017.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION Back to Table of Contents

FORWARD-LOOKING STATEMENTS

Certain statements that the Company may make from time to time, including all statements contained in this report that are not statements of historical fact, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and the safe harbor provisions set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may be identified by words such as “plans,” “expects,” “believes,” “anticipates,” “estimates,” “projects,” “will,” “should,” and other words of similar meaning used in conjunction with, among other things, discussions of future operations, financial performance, product development and new product launches, market position and expenditures. The Company assumes no obligation to update any forward-looking statements. Additional information concerning factors which could cause differences between forward-looking statements and future actual results is discussed under the heading “Risk Factors” in the Company’s Annual Report on Form 10-12G, as filed with the SEC on April 30, 2018.

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

Results of Operations during the three and six months ended June 30, 2018 as compared to the three and six months ended June 30, 2017

During the three and six months ended June 30, 2018 we generated revenues of $0 and $0 as compared three and six months ended June 30, 2017 in which we also generated revenues of $0 and $0, respectively.

Our research and development expenses during the three and six months ended June 30, 2018 were $18,069 and $56,881 as compared to the three and six months ended June 30, 2017 in which the research and development expenses were $0 and $0, respectively. The significant increase was due to research and development activities of the new subsidiary.

Our general and administrative expenses during the three and six months ended June 30, 2018 were $170,700 and $237,883, respectively as compared to the three months ended June 30, 2017 in which we had general and administrative income of $3,950 and six months ended June 30, 2017 in which we had general and administrative expenses of 8,827. The significant increase was mostly due to general and administrative expenses in the new subsidiary.

Other expenses during the three and six months ended June 30, 2018 were $0 and $0, respectively compared to $151 and $122, respectively, for the three and six months ended June 30, 2017.

Other expenses of $151 for the six months ended June 30, 2017 were comprised of $203 interest expenses offset by $50 gain from debt settlement during the same period in the prior year, while other expenses of $122 for the three months ended June 30, 2017 were comprised of $172 interest expenses offset by $50 gain from debt settlement.

We incurred a net loss of $188,769 and $294,764, respectively, during the three and six months ended June 30, 2018 compared to $4,072 and $8,980, respectively, during the same periods in the prior year.

Of this amount loss attributable to non-controlling interest for the three and six months ended June 30, 2018 was $7,235 and $15,187, respectively, compared to $0 and $0, respectively, during the same periods in the prior year.

Liquidity and Capital Resources

Our balance sheet as of June 30, 2018 reflects $840,228 in total assets consisting of cash and cash equivalents of $815,058 and prepaid assets of $25,170. As of December 31, 2017, our balance sheet reflects $330,926 in total assets consisting of cash and cash equivalents of $326,730 and prepaid assets of $4,196.

As of June 30, 2018, we had total current liabilities of $800 consisting of accounts payable and accrued liabilities and $800. As of December 31, 2017, we had total current liabilities of $800 consisting of accounts payable and accrued liabilities of $800 and long term liabilities of $2,687 consisting of notes payable.

We had positive working capital of $839,428 as of June 30, 2018 compared to $330,126 at December 31, 2017. Such working capital has been sufficient to sustain our operations to date. Our total liabilities as of June 30, 2018 were $800 compared to $3,487 at December 31, 2017.

During the six months ended June 30, 2018, we used $315,738 in our operating activities. This resulted from a net loss of $279,577 attributable to Canna Powder, Inc. $15,187 loss attributable to non-controlling interest and increase in prepaid expenses of $20,974.

During the six months ended June 30, 2017, we used $11,778 in our operating activities. This resulted from a net loss of $8,980 and increase to accounts payable of $2,748.

During the six months ended June 30, 2018, we financed our negative cash flow by financing activities through sale of common stock in the amount of $813,900 offset by payments to notes payable of $2,687.

During the six months ended June 30, 2017, we financed our negative cash flow by financing activities through issuance of notes payable of $11,778.

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

Our ability to create sufficient working capital to sustain us over the next twelve month period, and beyond, is dependent on our entering into additional licensing agreement and on our success in issuing additional debt or equity, or entering into strategic arrangement with a third party. There can be no assurance that sufficient capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK Back to Table of Contents

We have not entered into, and do not expect to enter into, financial instruments for trading or hedging purposes.

ITEM 4. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. As of June 30, 2018, the Company’s chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

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

ITEM 1A. RISK FACTORS Back to Table of Contents

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1. Description of Business, subheading “Risk Factors” in our Annual Report on Form 10-12G for the year ended December 31, 2017, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-12G are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

Between March 20, 2018 and March 29, 2018 the company sold a total of 206,000 units for cash consideration of $123,600 at price of $.60 (the “Units”), each unit comprised of one share of common stock and one class B warrant exercisable at $1.20 per share with a term of 24 months. The relative fair value of the stock with embedded warrants was $44,454 for the common stock and $79,146 for the class B Warrants.

Between April 3, 2018 and May 14, 2018, the company sold a total of 1,150,500 units for cash consideration of $690,300 at price of $.60 (the “Units”), each unit comprised of one share of common stock and one class B warrant exercisable at $1.20 per share with a term of 24 months. The relative fair value of the stock with embedded warrants was $290,996 for the common stock and $399,304 for the class B Warrants.

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

Exhibit No.	Description

3.1.1	Certificate of Amendment of Certificate of Incorporation (Incorporated by reference from our Registration Statement on Form 10-12G/A filed on July 3, 2018).
3.2	Bylaws (Incorporated by reference from our Registration Statement on Form 10-12G/A filed on July 3, 2018).
31.1	Section 302 Certification of the Sarbanes-Oxley Act of 2002 of Liron Carmel, CEO, filed herewith.
31.2	Section 302 Certification of the Sarbanes-Oxley Act of 2002 of Oded Gilboa, CFO, filed herewith.
32.1	Section 906 of the Sarbanes-Oxley Act of 2002 of Liron Carmel, CEO, filed herewith.
32.2	Section 906 of the Sarbanes-Oxley Act of 2002 of Oded Gilboa, CFO, filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Canna Powder, Inc.

/s/ Liron Carmel
Liron Carmel
Chief Executive Officer

/s/ Oded Gilboa
Oded Gilboa
Chief Financial Officer

August 6, 2018

