Form 10-Q/A
period 2018-06-30
CANNAPOWDER, INC.
filed 2018-08-09
CIK 1086082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

In March 2017, the FASB issued Update 2017-07—Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. Effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those annual periods. For other entities, the amendments in this Update are effective for annual periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. Early adoption is permitted as of the beginning of an annual period for which financial statements (interim or annual) have not been issued or made available for issuance. That is, early adoption should be within the first interim period if an employer issues interim financial statement. Disclosures of the nature of and reason for the change in accounting principle are required in the first interim and annual periods of adoption.

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

Note (2) Going Concern

The Company has limited operations. The Company was previously engaged in activities including efforts to develop and market its Battery Brain technology, which efforts ceased during the quarter ended September 30, 2009. On August 30, 2017, the Company formed a subsidiary in Israel under the name of Canna Powder Ltd (“Canna Israel” or the “Subsidiary”) which is 90% owned by the Company and the remaining 10% is owned by Rafi Ezra, co-founder and CTO of Canna Powder Ltd. The Subsidiary commenced efforts to develop the formulation and process to produce medical products using new technology involving nano-powder derived from cannabis oil. The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not yet generated any revenue to cover its operating costs, and as such, has incurred an operating loss since inception. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

On June 30, 2018 and December 31, 2017 there were approximately 217 and 189 holders of record and 9,948,077 and 8,591,577 of the Company’s common stock authorized with $0.00001 par value, respectively. All common shares are entitled to one vote per share in all matters submitted to the shareholders. No preferred shares are issued and outstanding at June 30, 2018 and December 31, 2017.

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

As of June 30, 2018, and December 31, 2017, the Company had approximately $402,741 and $123,164, respectively, in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire by the year 2030.

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

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help you understand our historical results of operations during the periods presented and our financial condition. This MD&A should be read in conjunction with our consolidated financial statements and the accompanying notes to consolidated financial statements and contains forward-looking statements that involve risks and uncertainties. See section entitled “Forward-Looking Statements” above.

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

August 9, 2018

