Form 10-Q
period 2018-09-30
CANNAPOWDER, INC.
filed 2018-10-31
CIK 1086082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number: 333-168527

CANNA POWDER, INC.

(Exact Name Of Registrant As Specified In Its Charter)

Nevada	68-0080601
(State of Incorporation)	(I.R.S. Employer Identification No.)

20 Raoul Wallenberg Street, Tel Aviv, Israel	6971916
(Address of Principal Executive Offices)	(ZIP Code)

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

On October 31, 2018 the Registrant had 9,948,077 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS - UNAUDITED

Canna Powder, Inc.

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2018 AND DECEMBER 31, 2017

(unaudited)

	SEPTEMBER 30, 2018	December 31, 2017
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$721,414	$326,730
Prepaid expenses	14,517	4,196
Total current assets	735,931	330,926

Total assets	$735,931	$330,926

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$-	$800
Total current liabilities	-	800

Notes payable	$-	$2,687
Total long term liabilities	-	2,687

Total liabilities	$-	$3,487

Stockholders’ equity

Common stock, par value $0.00001 per share, 495,000,000 common shares authorized, 5,000,000 preferred shares authorized; 9,948,077 and 8,591,577 shares issued and outstanding at September 30, 2018 and December 31, 2017 respectively.	$99	$86
Accumulated other comprehensive income (loss)	(4,670)	3,353
Non-controlling interest	(21,872)	-
Additional paid in capital	1,261,051	447,164
Accumulated deficit	(498,677)	(123,164)

Total stockholders’ equity	735,931	327,439

Total liabilities and stockholders’ equity	$735,931	$330,926

The accompanying notes are an integral part of these financial statements

Canna Powder, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(unaudited)

	For the three months ended		For the nine months ended
	Sept 30, 2018	Sept 30, 2017	Sept 30, 2018	Sept 30, 2017

Revenues	$-	$-	$-	$-

Expenses:
Research and Development expenses	(45,321)	-	(102,202)	-
G&A Expenses	(57,300)	(10,774)	(295,183)	(14,724)

Total operating expenses	(102,621)	(10,774)	(397,385)	(14,724)

(Loss) from operations	(102,621)	(10,774)	(397,385)	(14,724)

Other income (expense):
Gain from debt settlement	-	-	-	50
Interest expense	-	(362)	-	(534)

Other income (expense)	-	(362)	-	(484)

Provision for income taxes	-	-	-	-

Net loss	(102,621)	(11,136)	(397,385)	(15,208)
Less: loss (income) attributable to noncontrolling Interest	6,685	-	21,872	-
Net loss attributable to Canna Powder, Inc.	$(95,936)	$(11,136)	$(375,513)	$(15,208)

Loss per share – basic and dilluted	$(0.01)	$(0.02)	$(0.04)	$(0.02)
Weighted average shares outstanding Basic and diluted	9,948,077	624,910	9,372,940	624,910

The accompanying notes are an integral part of these financial statements.

Canna Powder, Inc.

STATEMENTS OF COMPREHENSIVE LOSS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(unaudited)

	For the three months ended		For the nine months ended
	Sept 30, 2018	Sept 30, 2017	Sept 30, 2018	Sept 30, 2017

Net loss	$(95,936)	$(11,136)	$(375,513)	$(15,208)
Change in unrealized foreign currency translation gain (loss)	(874)	-	(8,023)	-
Total comprehensive loss	(96,810)	(11,136)	(383,536)	(15,208)
Less: comprehensive loss attributable to non-controlling interest	6,685	-	21,872	-
Comprehensive loss attributable to Canna Powder, Inc.	$(90,125)	$(11,136)	$(361,664)	$(15,208)

The accompanying notes are an integral part of these financial statements.

Canna Powder, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 and 2017

(unaudited)

	For the nine months	For the nine months
	ended	ended
	Sept 30, 2018	Sept 30, 2017

Operating Activities:
Net (loss) attributable to Canna Powder, Inc.	$(375,513)	$(15,208)
Non –controlling interest in loss of consolidated subsidiary	(21,872)	-

Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Changes in net assets and liabilities:
Decrease (increase) in prepaid expenses	(10,321)	-
Decrease (increase) in gain on settlement of notes payable	-	(50)
(Decrease) increase in accounts payable	(800)	(495)
(Decrease) increase in Accrued Expenses	-	(750)

Net Cash used in operating activities	(408,506)	(16,503)

Financing Activities:
Debt and principal payments on debt	(2,687)	-
Issuance of non -convertible notes -related party	-	16,503
Proceeds from sale of common stock (net of issuance expenses)	813,900	-
Net Cash provided by financing activities	811,213	16,503
FX Adjustment	(8,023)

Net increase (decrease) in cash	394,684	-

Cash and cash equivalents - beginning of period	$326,730	$-

Cash and cash equivalents - end of period	$721,414	$-

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

Cash and Cash Equivalents

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents. As of September 30, 2018, and December 31, 2017, we had cash and cash equivalents of $721,414 and $326,730 respectively.

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

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of September 30, 2018 and December 31 2017, the carrying value of accounts payable and accrued liabilities approximated fair value due to the short-term nature and maturity of these instruments.

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

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of September 30, 2018 and December 31, 2017, and expenses for the nine months ended September 30, 2018 and 2017. Actual results could differ from those estimates made by management.

Impact of Recently Issued Accounting Standards

In June 2018, the FASB issued Accounting Standards Update, or ASU 2018-07, Compensation - Stock Compensation (Topic 718), which simplifies the accounting for non-employee share-based payment transactions. The new standard expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from non-employees. ASU 2018-07 is effective for fiscal years beginning after December 15, 2018 (including interim periods within that fiscal year), with early adoption permitted. The Company adopted the new standard in the second quarter of 2018 and determined that the application of the new standard did not have a material impact on the Company’s unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2018.

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

Note (3) Prepaid expenses

Prepaid expenses repaid expenses of $14,517 at September 30, 2018 and $4,196 at December 31, 2017, consist of VAT paid to be refunded from the Israel VAT authority.

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

On September 30, 2018 and December 31, 2017 there were approximately 217 and 189 holders of record and 9,948,077 and 8,591,577 of the Company’s common stock authorized with $0.00001 par value, respectively. All common shares are entitled to one vote per share in all matters submitted to the shareholders. No preferred shares are issued and outstanding at September 30, 2018 and December 31, 2017.

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

Securities Authorized for Issuance under Equity Compensation Plans – None.

Following is a table of warrant and options still outstanding and exercisable along with exercise price and range of remaining term.

Type	Quantity	Exercise Price	Remaining Term
Warrants Class A	1,000,000	$0.50	18 Months
Warrants Class B	1,356,500	$1.20	18-24 Months
Total	2,356,500

Note (5) Income Taxes

The Company had deferred income tax assets as of September 30, 2018 and December 31, 2017 as follows:

	September 30, 2018	2017
Loss carryforwards	$104,722	$43,107
Less- Valuation allowance	(104,722)	(43,107)
Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the period ended September 30, 2018 and December 31, 2017, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of September 30, 2018, and December 31, 2017, the Company had approximately $498,677 and $123,164, respectively, in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire by the year 2030.

The Company did not identify any material uncertain tax positions that will be filed. The Company did not recognize any interest or penalties for unrecognized tax benefits during the year ended September 30, 2018 and December 31, 2017.

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

On May 1, 2018 a services agreement for was signed with an entity controlled by a related party, no warrants or shares have been issued as a result of this agreement.

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

Results of Operations during the three and nine months ended September 30, 2018 as compared to the three and nine months ended September 30, 2017

During the three and nine months ended September 30, 2018 we generated revenues of $0 and $0 as compared three and nine months ended September 30, 2017 in which we also generated revenues of $0 and $0, respectively.

Our research and development expenses during the three and nine months ended September 30, 2018 were $45,321 and $102,202 as compared to the three and nine months ended September 30, 2017 in which the research and development expenses were $0 and $0, respectively. The significant increase was due to research and development activities of the new subsidiary.

Our general and administrative expenses during the three and nine months ended September 30, 2018 were $57,300 and $295,183, respectively as compared to the three months ended September 30, 2017 in which we had general and administrative expense of $10,774 and nine months ended September 30, 2017 in which we had general and administrative expenses of $14,724. The significant increase was mostly due to general and administrative expenses in the new subsidiary.

Other expenses during the three and nine months ended September 30, 2018 were $0 and $0, respectively compared to $362 and $484, respectively, for the three and nine months ended September 30, 2017.

Other expenses of $484 for the nine months ended September 30, 2017 were comprised of $534 interest expenses offset by $50 gain from debt settlement during the same period in the prior year, while other expenses of $362 for the three months ended September 30, 2017 were comprised of $362 interest expenses.

We incurred a net loss attributable to the company of $95,936 and $375,513, respectively, during the three and nine months ended September 30, 2018 compared to $11,136 and $15,208, respectively, during the same periods in the prior year.

The loss attributable to non-controlling interest for the three and nine months ended September 30, 2018 was $6,685 and $21,872, respectively, compared to $0 and $0, respectively, during the same periods in the prior year.

Liquidity and Capital Resources

Our balance sheet as of September 30, 2018 reflects $735,931 in total assets consisting of cash and cash equivalents of $721,414 and prepaid assets of $14,517. As of December 31, 2017, our balance sheet reflects $330,926 in total assets consisting of cash and cash equivalents of $326,730 and prepaid assets of $4,196.

As of September 30, 2018, we had total current liabilities of $0. As of December 31, 2017, we had total current liabilities of $800 consisting of accounts payable and accrued liabilities of $800 and long-term liabilities of $2,687 consisting of notes payable.

We had positive working capital of $735,931 as of September 30, 2018 compared to $330,126 at December 31, 2017. Such working capital has been sufficient to sustain our operations to date. Our total liabilities as of September 30, 2018 were $0 compared to $3,487 at December 31, 2017.

During the nine months ended September 30, 2018, we used $408,506 in our operating activities. This resulted from a net loss of $375,513 attributable to Canna Powder, Inc. $21,872 loss attributable to non-controlling interest, decrease of $800 in account payable and increase in prepaid expenses of $10,321.

During the nine months ended September 30, 2017, we used $16,503 in our operating activities. This resulted from a net loss of $15,208, increase in gain on settlement of notes payable of $50, decrease in account payable of $495 and decrease in accrued expense of $750.

During the nine months ended September 30, 2018, we financed our negative cash flow by financing activities through sale of common stock in the amount of $813,900 offset by payments to notes payable of $2,687.

During the nine months ended September 30, 2017, we financed our negative cash flow by financing activities through issuance of notes payable of $16,503.

During the nine months ended September 30, 2017 and nine months ended September 30, 2018 there were no investment activities.

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

ITEM 4. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. As of September 30, 2018, the Company’s chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

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

October 31, 2018

