Form 10-K
period 2018-12-31
CANNAPOWDER, INC.
filed 2019-04-01
CIK 1086082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

Commission file number 000-26027

CANNAPOWDER, INC.
(Exact Name Of Registrant As Specified In Its Charter)

Nevada	20-3353835
(State of Incorporation)	(I.R.S. Employer Identification No.)

20 Raoul Wallenberg St., Tel Aviv, Israel	6971916
(Address of Principal Executive Offices)	(ZIP Code)

Registrant’s Telephone Number, Including Area Code: (212) 400-7198

Securities Registered Pursuant to Section 12(g) of The Act: Common Stock, $0.0001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer a smaller reporting company, or an emerging growth company. See the definitions of the “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-Accelerated Filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)		Emerging Growth Company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $530,644.

On March 29, 2019, the Registrant had 10,964,302 shares of common stock outstanding.

Cautionary Statement regarding Forward-Looking Statements

Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements include, among others, those statements including the words “believes”, “anticipates”, “expects”, “intends”, “estimates”, “plans” and words of similar import. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Forward-looking statements are based on our current expectations and assumptions regarding our business, potential target businesses, the economy and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We caution you therefore that you should not rely on any of these forward-looking statements as statements of historical fact or as guarantees or assurances of future performance.

The risks described under the section “Risk Factors” below are not exhaustive.

Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

All references in this Annual Report to the “Company”, “we”, “us”, or “our”, are to Canna Powder, Inc., a Nevada corporation.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Formation and Background

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

Until November 24, 2004, the Company had been involved in various activities, including development and marketing of various internet and internet related products and services, investment in trust deed notes secured by real property, and providing concrete cutting and finishing services to persons seeking to comply with certain provisions of the American Disability Act of 1991 that require the removal of “trips hazards” from public sidewalks and ramps. On November 24, 2004, a majority of the Company’s outstanding common stock was purchased by Amir Uziel and six unaffiliated individuals from certain of the Company’s shareholders, including its then Chief Executive Officer, Joseph Ollivier.

On March 23, 2005, the Company acquired from Purisys, Inc., a New Jersey corporation (“Purisys”), the intellectual property rights and certain other assets relating to a product known as the Battery Brain. The Battery Brain is a device that is attached to a motor vehicle battery for the purpose of protecting the vehicle from battery failure and theft. On such date, the Company, Purisys and Aharon Y. Levinas executed an Asset Purchase Agreement (the “Asset Purchase Agreement”) pursuant to which the Company purchased all the intellectual property relating to the Battery Brain product and the goodwill associated therewith and certain of the equipment relating to the product. The purchased assets did not include the inventory which existed as of March 23, 2005 or the molds for the Battery Brain (which were located in Italy and China), which were purchased by us for $66,487.

In connection with the Asset Purchase Agreement we raised $1,500,000 in a private placement unit offering.

The only liabilities we assumed in connection with the acquisition of Purisys were (i) the warranties and service of any Battery Brain products sold prior to the execution and delivery of the Agreement, (ii) any potential claims made by a person who alleges that he assisted in developing the Battery Brain product and (iii) any taxes incurred as a result of the Agreement.

Following the purchase of the Battery Brain assets, the Company focused on building a management team, establishing operations, and entering into contractual arrangements for the manufacture and distribution of Battery Brain products.

The Battery Brain was manufactured on behalf of the Company by third party manufacturers. The Company had expanded its manufacturing capabilities by adding additional third party manufacturing facilities in China and Israel. The Company was also considering opportunities to expand its facilities in Italy and establish manufacturing facilities in North America. Such third party arrangements would have given the Company access to state of the art manufacturing facilities while maintaining strict protection of our proprietary property.

The Company had contracted with various distributors for distribution of the Battery Brain products in the United States, Canada, Italy, and Israel. The Company’s marketing activities were focused on the following nine market segments, each of which have unique requirements: Automotive Retail; Automotive Dealers; Automotive Original Equipment Manufacturers; Automotive Specialty; Fleets; Military; Heavy Truck/Bus; Motor Home/Recreational Vehicle; and Marine.

Since the fourth quarter of 2009, the Company’s has had no active business operations and the board decided to focus the Company’s limited resources to seek operations that would generate more revenues and positive cash flow from operations than the Corporation’s existing operations.

In connection with the order of the Superior Court of the State of New Jersey dated June 7, 2013 (the “Consent Order Approving Settlement”) the Court authorized and approved the sale, transfer and assignment of all of the Company’s assets to Aharon Levinas personally, free and clear of any liens, claims or encumbrances and granting Mr. Levinas effective control of the Company.

Based on the Consent Order Approving Settlement substantially all of the assets of the Company were transferred free and clear of all liens, claims and encumbrances to Mr. Aharon Levinas personally.

During November 2014 and March 2015, L.I.A. Pure Capital Ltd., Amir Uziel, Lavi Krasney and Attribute Ltd., acquired control of the Company by purchasing a control block of shares each holding 137,500 shares representing 88% of the Company’s issued and outstanding shares of common stock.

Recent Corporate Developments

On August 30, 2017, a new wholly-owned subsidiary was registered in Israel under the name of Canna Powder Ltd. (“CannaPowder Israel” or the “Subsidiary”), with 100 common shares outstanding, 0.01 NIS par value (the “Subsidiary Shares”), all held in escrow on behalf of the Company by Israel attorney, Alon Nave. On September 27, 2017, pursuant to board resolution, the 100 Subsidiary Shares held in escrow by attorney Alon Nave were transferred to the Company.

On December 27, 2017, a board-resolution was adopted to issue an additional: (i) 800 Subsidiary Shares to the Company; and an additional 100 Subsidiary Shares to Rafi Ezra and, as a result, effective December 27, 2017, Canna Powder Ltd became a 90% owned subsidiary of the Company and a minority interest of 10% owned by Rafi Ezra.

Development of Canna Products is being conducted at the Hebrew University pursuant to the term of the Feasibility Study and Option Agreement under the supervision of the inventor of the technology, Professor Shlomo Magdassi. Products will be supplied to producers of medical cannabis products. The ability to produce a more effective, consistent product in terms of quality and composition will provide an important advantage when targeting the medical market.

On October 8, 2018 the Company has entered a binding memorandum of understating to finance and purchase a line of production equipment (the “Equipment”) to be used for the production of the Canna Products, as defined in the MOU, based on the specifications that will be transferred to UNV by Canna Israel. The program is currently expected to be completed within three years, with commercial sales starting in 2021. In the commercial stage, CannaPowder will establish and operate several production facilities, each located in individual territories selected according to their size and favorable regulation for medical cannabis. The Company believes that with its new facilities it will be able to produce cannabis powders at a significant cost advantage.

The Subsidiary’s management includes Lavi Krasney, its CEO, and Rafi Ezra, its CTO. Mr. Ezra is a highly experienced pharmacist with extensive knowledge of the cannabis sector and hands on experience of leading early stage pharma companies from early development through to commercial launch. On December 12, 2018, Mr. Krasney resigned and Oded Gilboa was appointed as the subsidiary’s CEO.

As a result of the new business activity, on December 11, 2017 the Company’s name was changed to CannaPowder, Inc. in order to better reflect the Company’s business operations.

Employees

As of March 31, 2019, we have no employees. Our two executive officers are responsible for the day-to-day operations of our company. We currently outsource all professional services to third parties in an effort to maintain lower operational costs.

ITEM 1A. RISK FACTORS

Risks Relating to Our Business

Any investment in our shares of common stock involves a high degree of risk. You should carefully consider the following information about these risks, together with the other information contained in this annual report before you decide to invest in our common stock. Each of the following risks may materially and adversely affect our business objective, plan of operation and financial condition. These risks may cause the market price of our common stock to decline, which may cause you to lose all or a part of the money you invested in our common stock. We provide the following cautionary discussion of risks, uncertainties and possible inaccurate assumptions relevant to our business plan. In addition to other information included in this annual report, the following factors should be considered in evaluating the Company’s business and future prospects.

Going concern.

The Company has limited operations. The Company’s recent operations have been limited and the Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s officer and director may allocate his time to other businesses thereby causing conflicts of interest in his determination as to how much time to devote to the Company’s affairs. This could have a negative impact on the Company’s ability to implement its plan of operation.

The Company’s officer and director is not required to commit his full time to the Company’s affairs, which may result in a conflict of interest in allocating his time between the Company’s business and other businesses. Management of the Company is engaged in several other business endeavors and is not obligated to contribute any specific number of his hours per week to the Company’s affairs. If Management’s other business affairs require him to devote more substantial amounts of time to such affairs, it could limit his ability to devote time to the Company’s affairs and could have a negative impact on the Company’s ability to implement its plan of operation.

The Company may be unable to obtain additional financing, if required, to complete its plan of operation or to fund the operations and growth of it business, which could compel the Company to abandon its business.

If we require funds, we will be required to seek additional financing. We cannot assure you that such financing would be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed, we would be compelled to abandon our business plan. In addition, we may require additional financing to fund the operations or growth of our business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of our business. The Company’s officers, director or stockholders are not required to provide any financing to us. Equity financing may dilute current shareholders and debt financing may come with restrictive covenants.

Broad discretion of Management

Investors will be entirely dependent on the broad discretion and judgment of management. There can be no assurance that determinations made by the Company’s Management will permit us to achieve the Company’s business plan.

The Company’s success is based in part on general economic conditions.

The Company’s current and future business objectives and plan of operation are likely dependent, in large part, on the state of the general economy. Adverse changes in economic conditions may adversely affect the Company’s business objective and plan of operation. These conditions and other factors beyond the Company’s control include also, but are not limited to regulatory changes.

Our control shareholders have significant voting power and may take actions that may be different than actions sought by our other stockholders.

Our control shareholders own approximately 40.2% of the outstanding shares of our common stock. These stockholders will be able to exercise significant influence over all matters requiring stockholder approval. This influence over our affairs might be adverse to the interest of our other stockholders. In addition, this concentration of ownership could delay or prevent a change in control and might have an adverse effect on the market price of our common stock.

Our officers and directors are located in Israel and our assets may also be held from time to time outside of the United States.

Since all of our officers and directors are currently located in and/or are residents of Israel, any attempt to enforce liabilities upon such individuals under the U.S. federal securities and bankruptcy laws may be difficult. In accordance with the Israeli Law on Enforcement of Foreign Judgments, 5718-1958, and subject to certain time limitations (the application to enforce the judgment must be made within five years of the date of judgment or such other period as might be agreed between Israel and the United States), an Israeli court may declare a foreign civil judgment enforceable if it finds that:

- the judgment was rendered by a court which was, according to the laws of the State in which the court is located, competent to render the judgment;
- the judgment may no longer be appealed;
- the obligation imposed by the judgment is enforceable according to the rules relating to the enforceability of judgments in Israel and the substance of the judgment is not contrary to public policy; and
- the judgment is executory in the State in which it was given.

An Israeli court will not declare a foreign judgment enforceable if:

- the judgment was obtained by fraud;
- there is a finding of lack of due process;
- the judgment was rendered by a court not competent to render it according to the laws of private international law in Israel;
- the judgment is in conflict with another judgment that was given in the same matter between the same parties and that is still valid; or
- the time the action was instituted in the foreign court, a suit in the same matter and between the same parties was pending before a court or tribunal in Israel.

Furthermore, Israeli courts may not adjudicate a claim based on a violation of U.S. securities laws if the court determines that Israel is not the most appropriate forum in which to bring such a claim. Even if an Israeli court agrees to hear such a claim, it may determine that Israeli law, not U.S. law, is applicable to the claim. If U.S. law is found to be applicable, the content of applicable U.S. law must be proven as a fact, which can be a time-consuming and costly process.

Our assets may also be held from time to time outside of the United States. Since our directors and executive officers are foreign citizens and do not reside in the United States, it may be difficult for courts in the United States to obtain jurisdiction over our foreign assets or persons, and as a result, it may be difficult or impossible for you to enforce judgments rendered against us or our directors or executive officers in United States courts. Thus, investing in us may pose a greater risk because should any situation arise in the future in which you would have a cause of action against these persons or against us, you may face potential difficulties in bringing lawsuits or, if successful, in collecting judgments against these persons or against the Company.

Regulatory Risks

We face risks related to compliance with corporate governance laws and financial reporting standards.

The Sarbanes-Oxley Act of 2002, as well as related new rules and regulations implemented by the Securities and Exchange Commission and the Public Company Accounting Oversight Board, require changes in the corporate governance practices and financial reporting standards for public companies. These new laws, rules and regulations, including compliance with Section 404 of the Sarbanes-Oxley Act of 2002 relating to internal control over financial reporting, have materially increased the legal and financial compliance costs of small companies and have made some activities more time-consuming and more burdensome.

We may not have effective internal controls.

In connection with Section 404 of the Sarbanes-Oxley Act of 2002, we need to assess the adequacy of our internal control, remedy any weaknesses that may be identified, validate that controls are functioning as documented and implement a continuous reporting and improvement process for internal controls. We may discover deficiencies that require us to improve our procedures, processes and systems in order to ensure that our internal controls are adequate and effective and that we are in compliance with the requirements of Section 404 of the Sarbanes-Oxley Act. If the deficiencies are not adequately addressed, or if we are unable to complete all of our testing and any remediation in time for compliance with the requirements of Section 404 of the Sarbanes-Oxley Act and the SEC rules under it, we would be unable to conclude that our internal controls over financial reporting are designed and operating effectively, which could adversely affect investor confidence in our internal controls over financial reporting.

Risks Relating to Operating in Israel.

We conduct our operations in Israel and therefore our results may be adversely affected by political, economic and military instability in Israel or the Middle East.

Our subsidiary offices and our officers and directors are located in Israel. Accordingly, political, economic and military conditions in Israel and the Middle East may directly affect our business. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors. Any hostilities involving Israel or the interruption or curtailment of trade within Israel or between Israel and its trading partners could adversely affect our operations and could make it more difficult for us to raise capital. Since September 2000, terrorist violence in Israel has increased significantly and negotiations between Israel and Palestinian representatives have not achieved a peaceful resolution of the conflict. The establishment in 2006 of a government in Gaza by representatives of the Hamas militant group has created additional unrest and uncertainty in the region.

Further, Israel is currently engaged in an armed conflict with Hamas, which until Operation Cast Lead in January 2009 had involved thousands of missile strikes and had disrupted most day-to-day civilian activity in southern Israel. The missile attacks by Hamas did not target Tel Aviv, the location of our principal executive offices; however, any armed conflict, terrorist activity or political instability in the region may negatively affect business conditions and could significantly harm our results of operations.

Risks Related to Our Common Stock

Our historic stock price has been volatile and the future market price for our common stock is likely to continue to be volatile. Further, the limited market for our shares will make our price more volatile. This may make it difficult for you to sell our common stock.

The public market for our common stock has been very volatile. Over the past three fiscal years and subsequent quarterly periods, the market price for our common stock has ranged from $0.35 to $5.00 (See “Market for Common Equity and Related Stockholder Matters” in this annual report). Any future market price for our shares is likely to continue to be very volatile. This price volatility may make it more difficult for you to sell shares when you want at a price you find attractive. Further, the market for our common stock is limited and we cannot assure you that a larger market will ever be developed or maintained. Market fluctuations and volatility, as well as general economic, market and political conditions, could reduce our market price. As a result, this may make it difficult or impossible for you to sell our common stock.

The Company’s shares of common stock are quoted on the OTC Pink Sheet market, which limits the liquidity and price of the Company’s common stock.

The Company’s shares of common stock are traded on the OTC Pink Sheet market. Quotation of the Company’s securities on the OTC Pink Sheet market limits the liquidity and price of the Company’s common stock more than if the Company’s shares of common stock were listed on The Nasdaq Stock Market or a national exchange. There is currently no active trading market in the Company’s common stock. There can be no assurance that there will be an active trading market for the Company’s common stock following a business combination. In the event that an active trading market commences, there can be no assurance as to the market price of the Company’s shares of common stock, whether any trading market will provide liquidity to investors, or whether any trading market will be sustained.

Our common stock is subject to the Penny Stock Rules of the SEC and the trading market in our common stock is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our common stock.

The Securities and Exchange Commission has adopted Rule 3a51-1 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, Rule 15g-9 require:

- that a broker or dealer approve a person’s account for transactions in penny stocks; and
- the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

- obtain financial information and investment experience objectives of the person; and
- make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

- sets forth the basis on which the broker or dealer made the suitability determination; and
- that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

State blue sky registration; potential limitations on resale of the Company’s common stock

The holders of the Company’s shares of common stock registered under the Exchange Act and those persons who desire to purchase them in any trading market that may develop in the future, should be aware that there may be state blue-sky law restrictions upon the ability of investors to resell the Company’s securities. Accordingly, investors should consider the secondary market for the Registrant’s securities to be a limited one.

It is the intention of the Registrant’s Management following the consummation of a business combination to seek coverage and publication of information regarding the Registrant in an accepted publication manual which permits a manual exemption. The manual exemption permits a security to be distributed in a particular state without being registered if the Registrant issuing the security has a listing for that security in a securities manual recognized by the state. However, it is not enough for the security to be listed in a recognized manual. The listing entry must contain (1) the names of issuers, officers, and directors, (2) an issuer’s balance sheet, and (3) a profit and loss statement for either the fiscal year preceding the balance sheet or for the most recent fiscal year of operations. Furthermore, the manual exemption is a nonissuer exemption restricted to secondary trading transactions, making it unavailable for issuers selling newly issued securities.

Most of the accepted manuals are those published by Standard and Poor’s, Moody’s Investor Service, Fitch’s Investment Service, and Best’s Insurance Reports, and many states expressly recognize these manuals. A smaller number of states declare that they “recognize securities manuals” but do not specify the recognized manuals. The following states do not have any provisions and therefore do not expressly recognize the manual exemption: Alabama, Georgia, Illinois, Kentucky, Louisiana, Montana, South Dakota, Tennessee, Vermont and Wisconsin.

Dividends unlikely

The Company does not expect to pay dividends for the foreseeable future because it has no revenues or cash resources. The payment of dividends will be contingent upon the Company’s future revenues and earnings, if any, capital requirements and overall financial conditions. The payment of any future dividends will be within the discretion of the Company’s board of directors as then constituted. It is the Company’s expectation that future management, following a business combination, will determine to retain any earnings for use in its business operations and accordingly, the Company does not anticipate declaring any dividends in the foreseeable future.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Attribute Ltd. (“Attribute”), a 5% shareholder of the Company, provides the Company with approximately 250 square feet of office space at 20 Raoul Wallenberg St., Tel Aviv, Israel at no cost. We believe that this space is sufficient until we actively commence our sales and marketing efforts. At such time, we believe that adequate facilities will be available at terms satisfactory to the Company.

ITEM 3. LEGAL PROCEEDINGS

There are no pending legal proceedings to which we are a party or in which any director, officer or affiliate of ours, any owner of record or beneficially of more than 5% of any class of our voting securities, or security holder is a party adverse to us or has a material interest adverse to us.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTER

Market Information

Our common stock is quoted on the OTC Pink Sheets Market under the symbol SMGY, an inter-dealer automated quotation system for equity securities not included on The Nasdaq Stock Market. Quotation of the Company’s securities on the OTC Pink Sheets Market limits the liquidity and price of the Company’s common stock more than if the Company’s shares of common stock were listed on The Nasdaq Stock Market or a national exchange. For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. The below prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

	Price Range
Period	High	Low
Year Ending December 31, 2017:
First Quarter	$1.00	$0.35
Second Quarter	$0.51	$0.51
Third Quarter	$1.00	$0.51
Fourth Quarter	$0.62	$0.51
Year Ending December 31, 2018:
First Quarter	$1.51	$0.52
Second Quarter	$1.51	$0.06
Third Quarter	$2.52	$0.06
Fourth Quarter	$5.00	$1.00

The last reported sales price of our common stock on the OTC pink sheets on March 29, 2019, was $2.40.

Holders. As of April 1, 2019, there were 227 stockholders of record of our common stock.

Dividends. We have never declared or paid any cash dividends on our common stock nor do we anticipate paying any in the foreseeable future. We expect to retain any future earnings to finance our operations and expansion. The payment of cash dividends in the future will be at the discretion of our Board of Directors and will depend upon our earnings levels, capital requirements, any restrictive loan covenants and other factors the Board considers relevant.

Equity Compensation Plans. We do not have any equity compensation plans.

Recent Sales of Unregistered Securities

Except as set forth below, there were no sales of equity securities during the period covered by this Report that were not registered under the Securities Act and were not previously reported in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K filed by the Company.

Between October 18, 2018 and October 22, 2018, the Company sold a total of 345,166 units for cash consideration of $207,004 at price of $.60 (the “Units”), each unit comprised of one share of common stock and one class B warrant exercisable at $1.20 per share with a term of 24 months. The relative fair value of the stock with embedded warrants was $64,431 for the common stock and $142,573 for the class B Warrants.

Between November 5, 2018 and November 28, 2018, the Company sold a total of 187,483 units for cash consideration of $224,980 at price of $1.20 (the “Units”), each unit comprised of one share of common stock and one class D warrant exercisable at $2.40 per share with a term of 24 months. Of these shares, 12,500 shares were recorded as subscribed share capital. The relative fair value of the stock with embedded warrants was $70,026 for the common stock and $154,954 for the class B Warrants.

During the year ended December 31, 2018 50,000 shares were issued to one officer for services the shares were valued at $26,000.

Equity Compensation Plans

On May 1, 2018 one consultant was issued 41,000 Class B Warrants exercisable for a two-year period to acquire one (1) share of Common Stock at a price of $1.20 per share; The fair value of these warrants is $26,731. The warrants were valued using the Black-Scholes model with volatility of 139% and discount rate of 2.50%. The Class B warrants are fully vested and were accordingly included in expenses as stock based compensation.

On December 10, 2018 three consultants were issued 750,000 Class J Warrants exercisable for a three-year period to acquire one (1) share of Common Stock at a price of $0.30 per share; The fair value of these warrants is $1,199,643. The warrants were valued using the Black-Scholes model with volatility of 390% and discount rate of 2.73%. The Class J warrants are fully vested and were accordingly included in expenses as stock based compensation.

On December 10, 2018 three consultants were issued 450,000 Class I Warrants exercisable for a two-year period to acquire one (1) share of Common Stock at a price of $0.01 per share; The fair value of these warrants is $719,774. The warrants were valued using the Black-Scholes model with volatility of 390% and discount rate of 2.72%. The Class I warrants are fully vested and were accordingly included in expenses as stock based compensation.

On November 1, 2018 two consultants were issued 200,000 Class E Warrants exercisable for a four-year period to acquire one (1) share of Common Stock at a price of $0.01 per share; The fair value of these warrants are $ 249,998. The warrants were valued using the Black-Scholes model with volatility of 388% and discount rate of 2.94%. The Class E warrants are fully vested and were accordingly included in expenses as stock based compensation.

On November 1, 2018 one consultant was issued 100,000 Class F Warrants exercisable for a five-year period to acquire one (1) share of Common Stock at a price of $3.00 per share; The fair value of these warrants is $124,997. The warrants were valued using the Black-Scholes model with volatility of 388% and discount rate of 2.96%. The Class F warrants are fully vested and were accordingly included in expenses as stock based compensation.

On November 1, 2018 one consultant was issued 200,000 Class G Warrants exercisable for a five-year period to acquire one (1) share of Common Stock at a price of $5.00 per share; The fair value of these warrants is $249,994. The warrants were valued using the Black-Scholes model with volatility of 388% and discount rate of 2.96%. The Class G warrants are fully vested and were accordingly included in expenses as stock based compensation.

On November 1, 2018 one consultant was issued 100,000 Class H Warrants exercisable for a five-year period to acquire one (1) share of Common Stock at a price of $1.00 per share; The fair value of these warrants is $124,999. The warrants were valued using the Black-Scholes model with volatility of 388% and discount rate of 2.96%. The Class H warrants are fully vested and were accordingly included in expenses as stock based compensation.

On December 12, 2018 one consultant was issued 50,000 Class C Warrants exercisable for a four-year period to acquire one (1) share of Common Stock at a price of $2.40 per share; The fair value of these warrants is $62,492. The warrants were valued using the Black-Scholes model with volatility of 388% and discount rate of 2.94%.

In addition, the consultant was issued 75,000 Class E Warrants exercisable for a five-year period to acquire one (1) share of Common Stock at a price of $0.01 per share. The warrants are vesting equally over eight quarters, thus the fair value of the vested amount recorded as expense as of December 31, 2018 was $9,439 out of $75,000 total value. The warrants were valued using the Black-Scholes model with volatility of 398% and discount rate of 2.49%.

On December 31, 2018 and December 31, 2017 there were approximately 226 and 189 holders of record and 10,518,226 and 8,591,577 of the Company’s common stock authorized with $0.00001 par value, respectively. All common shares are entitled to one vote per share in all matters submitted to the shareholders. No preferred shares are issued and outstanding at December 31, 2018 and December 31, 2017.

The Company believes that the issuances and sale of the restricted shares were exempt from registration pursuant to Section 4(2) of the Act as privately negotiated, isolated, non-recurring transactions not involving any public solicitation. The recipients in each case represented their intention to acquire the securities for investment only and not with a view to the distribution thereof. Appropriate restrictive legends are affixed to the stock certificates issued in such transactions. All recipients of restricted shares either received adequate information about the Company or had access, through employment, relation and/or business relationships with the Company to such information.

The following table provides information regarding our equity compensation plans as of December 31, 2018:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	-	-	-

Equity compensation plans not approved by security holders(1)	1,966,000	$0.92	0

(1) Includes the following warrant granted to consultants:

Type	Quantity	Exercise Price	Remaining Term
Warrants Class B	41,000	$1.20	12-18 Months
Warrants Class C	50,000	$2.4	48 Months
Warrants Class E	275,000	$0.01	48 Months
Warrants Class F	100,000	$3.00	36 Months
Warrants Class G	200,000	$5.00	60 Months
Warrants Class H	100,000	$1.00	60 Months
Warrants Class I	450,000	$0.01	24 Months
Warrants Class J	750,000	$0.30	36 Months
Total	1,966,000

ITEM 6. SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND PLAN OF OPERATION

The following Management’s Discussion and Analysis of Financial Condition and Plan of Operations (“MD&A”) is intended to help you understand our historical results of operations during the periods presented and our financial condition. This MD&A should be read in conjunction with our consolidated financial statements and the accompanying notes to consolidated financial statements, and contains forward-looking statements that involve risks and uncertainties. See section entitled “Forward-Looking Statements” above.

Plan of Operation

At present, we are a Company with only limited operations and no revenues. There is substantial doubt that we can continue as an on-going business for the next twelve months.

In December 2017 a new wholly-owned subsidiary was registered in Israel under the name of Canna Powder Ltd. (“CannaPowder”) with Rafi Ezra as its CEO. He is a highly experienced pharmacist with extensive knowledge of the cannabis sector and hands on experience of leading early stage pharma companies from early development through to commercial launch. Development of Canna Products is being conducted at the Hebrew University pursuant to the term of the Feasibility Study and Option Agreement under the supervision of the inventor of the technology, Professor Shlomo Magdassi. Products will be supplied to producers of medical cannabis products. The ability to produce a more effective, consistent product in terms of quality and composition will provide an important advantage when targeting the medical market.

To this date the Company has signed one binding memorandum of understating to finance and purchase a line of production equipment (the “Equipment”) to be used for the production of the Canna Products, as defined in the MOU, based on the specifications that will be transferred to UNV by Canna Israel. The program is expected to be completed within three years, with commercial sales starting in 2021. Once reaching the commercial stage, CannaPowder is expected to establish and operate several production facilities, each located in individual territories selected according to their size and favorable regulation for medical cannabis. The facilities will produce cannabis powders at very competitive prices and we expect to quickly capture market share.

Products will be supplied to producers of medical cannabis products. The ability to produce a more effective, consistent product in terms of quality and composition will provide an important advantage when targeting the medical market.

Results of Operations during the year ended December 31, 2018 as compared to the year ended December 31, 2017

During 2018 and 2017 we generated revenues of $0 and $0, respectively. Our general and administrative expense increased to $3,308,761 during 2018 compared to $75,177 during the same period in prior year and our research and development expenses increased to $179,346 during 2018 compared to $10,007 during the same period in the prior year both increases were due to costs incurred in relation to our new subsidiary Canna Powder. We incurred a net loss of $3,488,107 during 2018 compared to a net loss of $85,970 in 2017, of this loss attributable to noncontrolling Interest was $37,893 in 2018 and $0 in 2017. Net loss attributable to Canna Powder, Inc. was $3,450,214 in 2018 and $85,970 in 2017.

Liquidity and Capital Resources

Our balance sheet as of December 31, 2018 reflects $727,256 in total assets consisting of cash and cash equivalents of $606,245, Marketable Securities of $108,164 and prepaid assets of $12,847. As of December 31, 2017 had $330,926 in total assets consisting of cash and cash equivalents of $326,730 and prepaid assets of $4,196.

As of December 31, 2018, we had total current liabilities of $25,159 consisting of accounts payable and accrued liabilities and zero long term liabilities. As of December 31, 2017, we had total current liabilities of $800 consisting of accounts payable and $2,687 of long-term liabilities consisting of notes payable.

We had positive working capital of $702,097 as of December 31, 2018 compared to $330,126 at December 31, 2017. Such working capital has been sufficient to sustain our operations to date. Our total liabilities as of December 31, 2018 were $25,159 compared to $3,487 at December 31, 2017.

During 2018, we used $678,333 in our operating activities. This resulted from a net loss of $3,450,214, non –controlling interest in loss of $37,893 and decrease in prepaid expense $8,651 and offset by non-cash compensation expense of $2,794,066 and increase in accounts payable and accrued expenses $24,359.

During 2017, we used $91,560 in our operating activities. This resulted from a net loss of $85,970, decrease to accounts payable and accrued expenses of $1,344 decrease in prepaid expenses of $4,196 and gain on settlement of $50.

During 2018, we used $274,531 in our investing activities which resulted from investment in marketable securities. In 2017 we had no investing activities.

During the year ended December 31, 2018, we financed our negative cash flow from sale of common stock in the amount of $1,245,884, which were offset by principal payment on debt of $2,687.

During the year ended December 31, 2017, we financed our negative cash flow from sale of common stock in the amount of $413,000, borrowings on debt of $19,190 which were offset by principal payment on debt of $17,253.

While management of the Company believes that the Company will be successful in its current and planned operating activities, there can be no assurance that the Company will be successful in the achievement of sales of its products that will generate sufficient revenues to earn a profit and sustain the operations of the Company.

Our ability to create sufficient working capital to sustain us over the next twelve month period, and beyond, is dependent on our entering into commercial agreements and on our success in issuing additional debt or equity, or entering into strategic arrangement with a third party. There can be no assurance that sufficient capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

Going Concern Consideration

There is substantial doubt about our ability to continue as a going concern. Our financial statements contain additional note disclosures with respect to this matter.

The Company currently plans to satisfy its cash requirements for the next 12 months through the issuance of equity and borrowings from its controlling shareholders and believes it can satisfy its cash requirements so long as it is able to obtain financing from its controlling shareholders. The Company expects that money borrowed will be used during the next 12 months to satisfy the Company’s operating costs, professional fees and for general corporate purposes.

The Company has only limited capital. Additional financing is necessary for the Company to continue as a going concern. Our independent auditor has issued an unqualified audit opinion for the years ended December 31, 2018 and 2017 with an explanatory paragraph on going concern.

Off-Balance Sheet Arrangements

As of December 31, 2018 and 2017, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

Contractual Obligations and Commitments

As of December 31, 2018 and 2017, we did not have any contractual obligations.

Critical Accounting Policies

Our significant accounting policies are described in the notes to our financial statements for the years ended December 31, 2018 and 2017, and are included elsewhere in this annual report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Canna Powder, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Canna Powder, Inc. (the Company) as of December 31, 2018 and 2017, and the related statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company suffered a net loss from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

We have served as the Company’s audit since 2014.

Houston, TX

April 1, 2019

CANNA POWDER, INC.

BALANCE SHEETS

AS OF DECEMBER 31, 2018 AND DECEMBER 31, 2017

	December 31, 2018	December 31, 2017

ASSETS

Current assets:
Cash and cash equivalents	$606,245	$326,730
Marketable Securities	108,164	-
Prepaid expenses	12,847	4,196

Total current assets	727,256	330,926

Total assets	$727,256	$330,926

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$25,159	$800
Total current liabilities	25,159	800

Notes payable	-	2,687
Total long term liabilities	-	2,687
Total liabilities	25,159	3,487

Stockholders’ equity (deficit)

Common stock, par value $0.00001 per share, 495,000,000 common shares authorized, 5,000,000 preferred shares authorized; 10,518,226 and 8,591,577 common stock issued and outstanding at December 31, 2018 and December 31, 2017 respectively.	105	86
Additional paid in capital	4,472,095	447,164
Accumulated other comprehensive income (loss)	(173,832)	3,353
Stock Payable	15,000	-
Non-controlling interest	(37,893)	-
Accumulated deficit	(3,573,378)	(123,164)
Total stockholders’equity	702,097	327,439

Total liabilities and stockholders’ equity	$727,256	$330,926

The accompanying notes are an integral part of these financial statements

CANNA POWDER, INC.

STATEMENTS OF OPERATIONS

FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2018 AND 2017

	For the twelve months ended December 31, 2018	For the twelve months ended December 31, 2017

Revenues	$-	$-

Expenses:
General and administrative	(3,308,761)	(75,177)
Research and development expense	(179,346)	(10,007)
Total operating expenses	(3,488,107)	(85,184)

(Loss) from operations	(3,488,107)	(85,184)

Other income (expense):
Gain (loss) from debt settlement	-	50
Interest expense	-	(836)

Other income (expense)	-	(786)
Provision for income taxes	-	-

Net loss	$(3,488,107)	$(85,970)

Less: loss attributable to Noncontrolling Interest	37,893	-
Net loss attributable to Canna Powder, Inc.	$(3,450,214)	$(85,970)

Basic and diluted - net loss per common share	$(0.36)	$(0.04)

Weighted average shares outstanding – basic and diluted	9,667,166	8,591,577

The accompanying notes are an integral part of these financial statements.

CANNA POWDER, INC.

STATEMENTS OF COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

	For the twelve months ended
	December 31, 2018	December 31, 2017
Net loss	$(3,488,107)	(85,970)
Change in unrealized foreign currency translation gain (loss)	(10,818)	3,353
Unrealized loss on marketable securities	(166,367)	-
Total comprehensive loss	$(3,665,292)	(82,617)
Less: comprehensive loss attributable to non-controlling interest	37,893	-
Comprehensive loss attributable to Canna Powder, Inc.	$(3,627,399)	(82,617)

The accompanying notes are an integral part of these financial statements.

CANNA POWDER, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS DECEMBER 31, 2018 AND 2017

			Additional		Non-	Accumulated Other
	Common stock		Paid-In	stock	Controlling	Comprehensive	Accumulated
	Shares	Amount	Capital	Payable	Interest	Income (Loss)	Deficit	Totals

Balance as of December 31, 2016	624,910	$6	$34,244	-	-	$-	$(37,194)	$(2,944)

Shares Issued for Cash	7,966,667	80	412,920	-	-	-	(2,644)	413,000
Translation adjustments	-	-	-	-	-	3,353	-	3,353
Net loss for the year ended December 31, 2017	-	-	-	-	-	-	(85,970)	(85,970)
Balance as of December 31, 2017	8,591,577	86	447,164	-	-	3,353	(123,164)	327,439

Shares Issued for Cash	1,876,649	19	1,230,865	15,000	-	-	-	1,245,884
Shares Issued for services to Related Parties	50,000	-	26,000	-	-	-	-	26,000
Warrants Issued for services	-	-	2,768,066	-	-	-	-	2,768,066
Translation adjustments	-	-	-	-	-	(10,818)	-	(10,818)
Unrealized loss on marketable securities	-	-	-	-	-	(166,367)	-	(166,367)
Net loss for the year ended December 31, 2018	-	-	-	-	(37,893)	-	(3,450,214)	(3,488,107)
Balance as of December 31, 2018	10,518,226	$105	$4,472,095	$15,000	(37,893)	$(173,832)	$(3,573,378)	$702,097

The accompanying notes are an integral part of these financial statements.

CANNA POWDER, INC.

STATEMENTS OF CASH FLOWS

FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2018 and 2017

	For the twelve months ended December 31, 2018	For the twelve months ended December 31, 2017

Operating Activities:
Net loss	$(3,450,214)	$(85,970)
Adjustments to reconcile net loss to net cash used in operating activities:
Non –controlling interest in loss of consolidated subsidiary	(37,893)
Non-cash compensation	2,794,066
Gain on settlement	-	(50)
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable and accrued expenses	24,539	(1,344)
Decrease (increase) in prepaid expenses	(8,651)	(4,196)

Net cash used in operating activities	(678,333)	(91,560)

Investing Activities:
Cash paid for investment in marketable securities	(274,531)	-
Net Cash provided by (used in) investing activities	(274,531)	-

Financing Activities:
Shares issued for cash	1,245,884	413,000
Borrowings on debt	-	19,190
Principal payments on debt	(2,687)	(17,253)
Net cash provided by financing activities	1,243,197	414,937

Foreign currency adjustment	(10,818)	3,353

Net increase (decrease) in cash	279,515	326,730

Cash and cash equivalents - beginning of period	$326,730	$-

Cash and cash equivalents - end of period	$606,245	$326,730

Non Cash activities:
Unrealized loss on marketable securities	$166,367	-

The accompanying notes are an integral part of these financial statements.

CANNA POWDER, INC.

Note (1) Summary of Significant Accounting Policies

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

During December 2017 a new subsidiary was registered with all shares held by the Company. The new subsidiary was register in Israel under the name of Canna Powder Ltd. (“CannaPowder”) is headed by Rafi Ezra a highly experienced pharmacist with extensive knowledge of the cannabis sector and hands on experience of leading early stage pharma companies from early development through to commercial launch. Development of Canna Products is being conducted at the Hebrew University pursuant to the term of the Feasibility Study and Option Agreement under the supervision of the inventor of the technology, Professor Shlomo Magdassi. Products will be supplied to producers of medical cannabis products. The ability to produce a more effective, consistent product in terms of quality and composition will provide an important advantage when targeting the medical market.

CannaPowder is raising investment to finance a development program to establish cannabis powder production facilities utilizing the licensed technology. To this date the company has signed one binding memorandum of understating to finance and purchase a line of production equipment (the “Equipment”) to be used for the production of the Canna Products, as defined in the MOU, based on the specifications that will be transferred to UNV by Canna Israel. The program is expected to be completed within three years, with commercial sales starting in 2021. In the commercial stage, CannaPowder will establish and operate several production facilities, each located in individual territories selected according to their size and favorable regulation for medical cannabis.

Products will be supplied to producers of medical cannabis products. The ability to produce a more effective, consistent product in terms of quality and composition will provide an important advantage when targeting the medical market. The accompanying financial statements of the Company were prepared from the accounts of the Company under the accrual basis of accounting.

The accompanying financials statement of the company were prepared from the account of the company under the accrual basis of accounting.

Cash and Cash Equivalents

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents. As of December 31, 2018 and 2017, we had cash and cash equivalents of $606,245 and $326,730, respectively.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current period presentation. These reclassifications had no impact on net earnings, financial position or cash flows.

Discontinued Operations

The Company follows the policy of segregating the assets and liabilities of subsidiaries or lines of business on its Balance Sheet from the assets liabilities ofcontinuing subsidiaries or lines of businesses when it is decided to close or dispose of a subsidiary or line of business. The Company also, follows the policy of separately disclosing the assets and liabilities and the net operations of a subsidiary or line of business in its financial statements when it is decided to closeor dispose of a subsidiary or line of business.

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

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of December 31, 2018 and 2017, the carrying value of accounts payable and accrued liabilities approximated fair value due to the short-term nature and maturity of these instruments.

Deferred Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed. At the time of the completion of the offering, the costs are charged against the capital raised. Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable. As of December 31, 2018 and 2017, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of December 31, 2018 and 2016, and expenses for the years ended December 31, 2018 and 2016. Actual results could differ from those estimates made by management.

Impact of Recently Issued Accounting Standards

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this Update modify certain disclosure requirements of fair value measurements and are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. The Company is currently unable to determine the impact on its financial statements of the adoption of this new accounting pronouncement.

In June 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-07, Compensation-Stock Compensation(Topic 718): Improvements to Nonemployee Share-Based Payment Accounting , which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period). The new guidance is effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017, with early adoption permitted. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In March 2018, the FASB issued ASU No. 2018-05, Income Taxes (Topic 740) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 . The amendment provides guidance on accounting for the impact of the Tax Cuts and Jobs Act (the “Tax Act”) and allows entities to complete the accounting under ASC 740 within a one-year measurement period from the Tax Act enactment date. This standard is effective upon issuance. The Tax Act has several significant changes that impact all taxpayers, including a transition tax, which is a one-time tax charge on accumulated, undistributed foreign earnings. The calculation of accumulated foreign earnings requires an analysis of each foreign entity’s financial results going back to 1986. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In February 2018, the FASB issued ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income . The guidance permits entities to reclassify tax effects stranded in Accumulated Other Comprehensive Income as a result of tax reform to retained earnings. This new guidance is effective for annual and interim periods in fiscal years beginning after December 15, 2018. Early adoption is permitted in annual and interim periods and can be applied retrospectively or in the period of adoption. The Company is currently in the process of evaluating the impact of adoption on its consolidated financial statements.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features; II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Non-Controlling Interests with a Scope Exception. Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. Part II of this update addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable non-controlling interests. The amendments in Part II of this update do not have an accounting effect. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. The Company is currently unable to determine the impact on its consolidated financial statements of the adoption of this new accounting pronouncement.

In March, 2017, the FASB issued Update 2017-08—Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities.For public business entities, the amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period.

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

In January 2017, the FASB issued ASU No. 2017-4, Intangibles – Goodwill and Other (Topic 350): “Simplifying the Test for Goodwill Impairment. This update simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Instead, under the amendments in this update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. An entity should apply the amendments in this update on a prospective basis. An entity is required to disclose the nature of and reason for the change in accounting principle upon transition. That disclosure should be provided in the first annual period and in the interim period within the first annual period when the entity initially adopts the amendments in this update. A public business entity that is an SEC filer should adopt the amendments in this Update for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. The Company is currently unable to determine the impact on its financial statements of the adoption of this new accounting pronouncement.

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

The Company has limited operations. During December 2017, a new subsidiary was registered with all shares held by the Company. The new subsidiary reregistered in Israel under the name of CannaPowder Ltd. (“CannaPowder”) is headed by Rafi Ezra a highly experienced pharmacist with extensive knowledge of the cannabis sector and hands on experience of leading early stage pharma companies from early development through to commercial launch.

Development of Canna Products is being conducted at the Hebrew University pursuant to the term of the Feasibility Study and Option Agreement under the supervision of the inventor of the technology, Professor Shlomo Magdassi. Products will be supplied to producers of medical cannabis products. The ability to produce a more effective, consistent product in terms of quality and composition will provide an important advantage when targeting the medical market.

To this date the company has signed one binding memorandum of understating with UNV Medicine Ltd. (“UNV”, a public company organized under the laws of Israel). Under the terms of the agreement Canna Powder Ltd paid $274,531 in UNV and in return UNV will finance and purchase a line of production equipment to be used for the production of the Canna Products, based on the specifications that will be transferred to UNV by Canna Israel. In addition, Canna Ltd received 200,000 UNV Shares on which it recorded an unrealized loss in marketable securities of $166,367 as of December 31, 2018.

The development program is expected to be completed within three years, with commercial sales starting in 2021. In the commercial stage, CannaPowder will establish and operate several production facilities, each located in individual territories selected according to their size and favorable regulation for medical cannabis. The Company believes that with its new facilities it will be able to produce cannabis powders at a significant cost advantage. Products will be supplied to producers of medical cannabis products. The ability to produce a more effective, consistent product in terms of quality and composition will provide an important advantage when targeting the medical market.

The Company has limited operations. The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Note (3) Common Stock

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

Between April 3, 2018 and May 14, 2018, the Company sold a total of 1,150,500 units for cash consideration of $690,300 at price of $.60 (the “Units”), each unit comprised of one share of common stock and one class B warrant exercisable at $1.20 per share with a term of 24 months. The relative fair value of the stock with embedded warrants was $208,885 for the common stock and $481,415 for the class B Warrants.

Between October 18, 2018 and October 22, 2018, the Company sold a total of 345,166 units for cash consideration of $207,004 at price of $.60 (the “Units”), each unit comprised of one share of common stock and one class B warrant exercisable at $1.20 per share with a term of 24 months. The relative fair value of the stock with embedded warrants was $64,431 for the common stock and $142,573 for the class B Warrants.

Between November 5, 2018 and November 28, 2018, the Company sold a total of 187,483 units for cash consideration of $224,980 at price of $1.20 (the “Units”), each unit comprised of one share of common stock and one class D warrant exercisable at $2.40 per share with a term of 24 months. Of these shares, 12,500 shares were recorded as subscribed share capital. The relative fair value of the stock with embedded warrants was $70,026 for the common stock and $154,954 for the class B Warrants.

During the year ended December 31, 2018 50,000 shares were issued to one officer for services the shares were valued at $26,000.

On May 1, 2018 one consultant was issued 41,000 Class B Warrants exercisable for a two-year period to acquire one (1) share of Common Stock at a price of $1.20 per share; The fair value of these warrants is $26,731. The warrants were valued using the Black-Scholes model with volatility of 139% and discount rate of 2.50%. The Class B warrants are fully vested and were accordingly included in expenses as stock based compensation.

On December 10, 2018 three consultants were issued 750,000 Class J Warrants exercisable for a three-year period to acquire one (1) share of Common Stock at a price of $0.30 per share; The fair value of these warrants is $1,199,643. The warrants were valued using the Black-Scholes model with volatility of 390% and discount rate of 2.73%. The Class J warrants are fully vested and were accordingly included in expenses as stock based compensation.

On December 10, 2018 three consultants were issued 450,000 Class I Warrants exercisable for a two-year period to acquire one (1) share of Common Stock at a price of $0.01 per share; The fair value of these warrants is $719,774. The warrants were valued using the Black-Scholes model with volatility of 390% and discount rate of 2.72%. The Class I warrants are fully vested and were accordingly included in expenses as stock based compensation.

On November 1, 2018 two consultants were issued 200,000 Class E Warrants exercisable for a four-year period to acquire one (1) share of Common Stock at a price of $0.01 per share; The fair value of these warrants are $ 249,998. The warrants were valued using the Black-Scholes model with volatility of 388% and discount rate of 2.94%. The Class E warrants are fully vested and were accordingly included in expenses as stock based compensation.

On November 1, 2018 one consultant was issued 100,000 Class F Warrants exercisable for a five-year period to acquire one (1) share of Common Stock at a price of $3.00 per share; The fair value of these warrants is $124,997. The warrants were valued using the Black-Scholes model with volatility of 388% and discount rate of 2.96%. The Class F warrants are fully vested and were accordingly included in expenses as stock based compensation.

On November 1, 2018 one consultant was issued 200,000 Class G Warrants exercisable for a five-year period to acquire one (1) share of Common Stock at a price of $5.00 per share; The fair value of these warrants is $249,994. The warrants were valued using the Black-Scholes model with volatility of 388% and discount rate of 2.96%. The Class G warrants are fully vested and were accordingly included in expenses as stock based compensation.

On November 1, 2018 one consultant was issued 100,000 Class H Warrants exercisable for a five-year period to acquire one (1) share of Common Stock at a price of $1.00 per share; The fair value of these warrants is $124,999. The warrants were valued using the Black-Scholes model with volatility of 388% and discount rate of 2.96%. The Class H warrants are fully vested and were accordingly included in expenses as stock based compensation.

On December 12, 2018 one consultant was issued 50,000 Class C Warrants exercisable for a four-year period to acquire one (1) share of Common Stock at a price of $2.40 per share; The fair value of these warrants is $62,492. The warrants were valued using the Black-Scholes model with volatility of 388% and discount rate of 2.94%.

In addition, the consultant was issued 75,000 Class E Warrants exercisable for a five-year period to acquire one (1) share of Common Stock at a price of $0.01 per share. The warrants are vesting equally over eight quarters, thus the fair value of the vested amount recorded as expense as of December 31, 2018 was $9,439 out of $75,000 total value. The warrants were valued using the Black-Scholes model with volatility of 398% and discount rate of 2.49%.

On December 31, 2018 and December 31, 2017 there were approximately 226 and 189 holders of record and 10,518,226 and 8,591,577 of the Company’s common stock authorized with $0.00001 par value, respectively. All common shares are entitled to one vote per share in all matters submitted to the shareholders. No preferred shares are issued and outstanding at December 31, 2018 and December 31, 2017.

Following is a table of warrant and options still outstanding and exercisable along with exercise price and range of remaining term.

Type	Quantity	Exercise Price	Remaining Term
Warrants Class A	1,000,000	$0.50	12 Months
Warrants Class B	1,599,166	$1.20	12-18 Months
Warrants Class C	50,000	$2.4	48 Months
Warrants Class D	330,983	$2.4	8 Months
Warrants Class E	275,000	$0.01	48 Months
Warrants Class F	100,000	$3.00	36 Months
Warrants Class G	200,000	$5.00	60 Months
Warrants Class H	100,000	$1.00	60 Months
Warrants Class I	450,000	$0.01	24 Months
Warrants Class J	750,000	$0.30	36 Months
Total	4,855,149

(4) Income Taxes

The provision (benefit) for income taxes for the year ended December 31, 2018 and 2017, was as follows (assuming a 35% effective tax rate in 2017 and 21% in 2018):

	2018	2017
Current tax provision:
Federal-
Taxable income	$-	$-
Total current tax provision	$-	$-

The Company had deferred income tax assets as of December 31, 2018 and 2017 as follows:

	2018	2017
Loss carryforwards	$750,409	$43,107
Less- Valuation allowance	(750,409)	(43,107)
Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the year ended December 31, 2018 and 2017, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of December 31, 2018, and December 31, 2017, the Company had approximately $3,573,378 and $123,164, respectively, in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire by the year 2030.

The Company did not identify any material uncertain tax positions that will be filed. The Company did not recognize any interest or penalties for unrecognized tax benefits during the year ended December 31, 2018 and 2017.

The Company intends to file income tax returns in the United States. All tax years are closed by expiration of the statute of limitations.

Note (5) Related Party Transactions

On October 17, 2017 the issuer’s control persons, Amir Uziel, Attribute Ltd, Lavi Krasney and Kfir Silberman (controlling shareholder of L.I.A. Pure Capital Ltd) purchased 650,000 additional shares each, or 2,600,000 total shares at $0.01 per share for a total cash consideration of $26,000.

During the year ended December 31, 2018, 50,000 shares were issued to one officer for services the shares were valued at $26,000.

On December 10, 2018 the Company entered into separate service agreements with 3 principal shareholders under which the following were issued:

750,000 Class J Warrants exercisable for a three-year period to acquire one (1) share of Common Stock at a price of $0.30 per share. The fair value of these warrants is $1,199,643. The warrants were valued using the Black-Scholes model with volatility of 390% and discount rate of 2.73%. The Class J warrants are fully vested and were accordingly included in expenses as stock based compensation.

450,000 Class I Warrants exercisable for a two-year period to acquire one (1) share of Common Stock at a price of $0.01 per share the following warrants were issued pursuant to the terms of the service agreements. The fair value of these warrants is $719,774. The warrants were valued using the Black-Scholes model with volatility of 390% and discount rate of 2.72%. The Class I warrants are fully vested and were accordingly included in expenses as stock based compensation.

Payments in respect to consulting fees for certain shareholders with beneficial holdings of greater that 5% were $180,913 and $7,804 during the years ended December 31, 2018 and 2017.

Note (6) Notes Payable

During the year ended December 31, 2017, the Company borrowed $100 and $800, respectively, which the loans bear an interest rate of 8% and has no maturity date. The loans were repaid in the amount of $850 on May 5, 2017 and the Company recorded a gain on debt extinguishment of $50.

On May 12, 2016 a shareholder loaned the company the sum of $5,000 to settle a vendor debt. The shareholder has subsequently forgiven the debt resulting from this payment and has confirmed he is owed no principal or interest as of December 31, 2017 and December 31, 2018. As of December 31, 2017, the amount paid by the shareholder to the vendor was forgiven, as the shareholder is a related party the forgiven debt resulted in an increase to additional paid in capital.

Between January 8, 2017 and August 25, 2017 three shareholders loaned the company amounts totaling $16,403 in loans bearing 8% interest which have no maturity dates. The loans which accrued interest of $879 were repaid on December 20, 2017. The three debt holders confirmed they were owed no principal or interest as of December 31, 2018.

On December 22, 2017, a loan was made in the amount $2,687 by one shareholder the loan bears no interest and has no maturity date. The loan was repaid on on January 8, 2018, and the debt holder confirmed they were owed no principal or interest as of December 31, 2018.

Note (7) Prepaid expenses

Prepaid expenses of $12,847 at December 31, 2018 and $4,196 at December 31, 2017, consist of VAT paid to be refunded from the Israel VAT authority.

Note (8) Marketable Securities

Marketable Securities of $108,164 at December 31, 2018 consist of 200,000 shares of UNV Medicine Ltd. (“UNV”, a public company organized under the laws of Israel). Canna Powder Ltd paid $274,531 to UNV for the Marketable Securities for which in return UNV will finance and purchase a line of production equipment to be used for the production of the Canna Products, based on the specifications that will be transferred to UNV by Canna Israel. Canna Ltd recorded an unrealized loss in marketable securities of $166,367 as of December 31, 2018.

Note (9) Subsequent Events

As defined in FASB ASC 855-10, “Subsequent Events”, subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued or available to be issued.

On January 1, 2019, the Company issued to two officers in consideration for their services: (iii) 300,000 Class I Warrants exercisable for a period of two years at an exercise price of $.01 per Share; and (iv) 300,000 Class J Warrants exercisable for a period of three years at an exercise price of $.30 per Share. 99,576 of these warrants were converted to shares on February 28, 2019.

On January 27, 2019, 12,500 shares subscribed for in 2018 and recorded as stock payable were issued to the shareholder.

On January 24, 2019, the Company sold a total of 334,000 units for cash consideration of $334,000 at price of $1.00 (the “Units”), each unit comprised of one share of common stock, one class F warrant exercisable at $3.00 per share with a term of 36 months and one class G warrant exercisable at $5.00 per share with a term of 60 months.

The Company evaluated all other events and transactions that occurred subsequent to the balance sheet date and prior to the date on which the financial statements contained in this report were issued, and the Company determined that no such events or transactions necessitated disclosure.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9 A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2018, the Company’s chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer/chief financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2018.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended. Management, with the participation of the Chief Executive Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 Framework). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses:

1. As of December 31, 2018, we did not maintain effective controls over the control environment. We do not have and audit Committee, Financial Expert, Compensation Committee or a Nominations Committee because our corporate financial affairs and corporate governance are simple in nature at this stage of development. Each financial transaction is approved by our sole CEO and director. The Board of Directors does not currently have any director that qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation SK.

2. As of December 31, 2018, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

3. As of December 31, 2018, we did not establish a formal written policy for the approval, identification and authorization of related party transactions.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2018 based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2018, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

Our directors hold office until the next annual general meeting of the stockholders or until their successors are elected and qualified. Our officers are appointed by our Board of Directors and hold office until the earlier of their death, retirement, resignation, or removal.

The following table sets forth the names and ages of the members of our Board of Directors and our executive officers and the positions held by each.

Name	Age	Title
Liron Carmel	34	CEO and sole director
Oded Gilboa	45	CFO

Liron Carmel, 34, Chief Executive Officer and Sole Director: Mr. Carmel has been the Company’s CEO and sole director since December 2014 and served as its CFO from December 2014. From December 2014 to August 2015, Mr. Carmel was the CEO and CFO of Zaxis International Inc., now known as Virtual Crypto Technologies, Inc. (OTCQB: VRCP). From 2010 through December 2014, Mr. Carmel served as a senior analyst in the Investment Division of Excellence Group, an investment firm in Israel. In such capacity, Mr. Carmel specialized in risk management and special debt financing including participation in and leading negotiations with major institutional investors in Israel. From 2009 to 2010, Mr. Carmel was an analytical consultant for Precise Group, an Israeli financial institution. Mr. Carmel’s position of Chief Executive Officer and his investment background led to the decision to appoint him as a director.

Oded Gilboa, 45, was appointed to be the Company’s CFO on January 1, 2018. He is a licensed CPA in the United States and Israel. From December 2013 to October 2016 he was the CFO of Techcare Corp., a BioTech company (formerly known as BreedIt Corp.). From October 2016 to December 2018 he was financial consultant to a number of companies. Mr. Gilboa has over 16 years of experience in finance and public accounting, having served as a senior finance executive in the technology and biotech industries with responsibilities in corporate finance, accounting, strategic planning and operational and financial management. From 2010 through 2012, Mr. Gilboa served as the Revenue Accounting and Finance Manager of Mylan Specialty, a subsidiary of Mylan Inc. (NASDAQ: MYL), a global company focused on the development, manufacturing and marketing of prescription drug products. From 2007 through 2009, Mr. Gilboa was the Executive director of Finance and US Controller of Taro Pharmaceuticals (NASDAQ:TAROF), a global pharmaceutical company. From 1998 through 2007 Mr. Gilboa held various financial positions with IDT Corporation (NYSE:IDT), a world-wide provider of telecommunications and media services, where in his most recent role he served as director of Finance. Mr. Gilboa began his career in public accounting, auditing both public and private companies and holds a B.A in Economics and Accounting from Tel-Aviv University and an M.B.A. from Recanati Business School at Tel-Aviv University.

Committees of the Board of Directors

We do not presently have a separately constituted audit committee, compensation committee, nominating committee, executive committee or any other committees of our Board of directors. As such, our entire Board of directors acts as our audit committee.

Involvement in Legal Proceedings

There are no legal proceedings that have occurred within the past ten years concerning our directors, or control persons which involved a criminal conviction, a criminal proceeding, an administrative or civil proceeding limiting one’s participation in the securities or banking industries, or a finding of securities or commodities law violations.

Family relationships

There are no family relationships among any of our officers or director.

Code of Ethics

The company has adopted a code of ethics applicable to our principal, executive and financial officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who beneficially own more than 10% percent of our equity securities (“Reporting Persons”) to file reports of ownership and changes in ownership with the SEC. Based solely on our review of copies of such reports and representations from the Reporting Persons, we believe that during the fiscal year ended December 31, 2018, the Reporting Persons timely filed all such reports.

Changes in Nominating Process

There are no material changes to the procedures by which security holders may recommend nominees to our Board.

Potential Conflict of Interest

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our Board of directors. Thus, there is a potential conflict of interest in that our directors have the authority to determine issues concerning management compensation, in essence their own, and audit issues that may affect management decisions. We are not aware of any other conflicts of interest with any of our executives or directors.

Board’s Role in Risk Oversight

The Board assesses on an ongoing basis the risks faced by the Company. These risks include financial, technological, competitive, and operational risks. The Board dedicates time at each of its meetings to review and consider the relevant risks faced by the Company at that time. In addition, since the Company does not have an Audit Committee, the Board is also responsible for the assessment and oversight of the Company’s financial risk exposures.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation that we have paid or that has accrued on behalf of our chief executive officer during the fiscal years ending December 31, 2018 and December 31, 2017 (a “Named Executive Officer”).

					Long Term
		Annual Compensation			Compensation Awards
Name and Principal		Salary	Bonus	Stock Awards	Option Awards	All Other Compensation	Total
Position	Year	($)	($)	($)	($)	($)	($)
Liron Carmel, CEO, and Director (1)	2018	15,000					15,000
	2017	15,000	—	—	—	—	15,000

Outstanding Equity Awards

There were no equity awards made to the Named Executive Officer that were outstanding at December 31, 2018.

Compensation of Directors

During the year ended December 31, 2018, no compensation has been paid to our director in consideration for his services rendered in his capacity as a director.

Employment Contracts, Termination of Employment, Change-in-Control Arrangements

We have no employment agreements.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth, as of April 1, 2019, the number of shares of common stock beneficially owned by (i) each person, entity or group (as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) known to the Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) our Named Executive Officer and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the SEC. Under these rules, a person is deemed to be a beneficial owner of a security if that person directly or indirectly has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to dispose or direct the disposition of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the SEC rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary interest. Except as noted below, each person has sole voting and investment power with respect to the shares beneficially owned and each stockholder’s address is c/o CannaPowder, Inc, 20 Raoul Wallenberg St., Tel Aviv, Israel.

The percentages below are calculated based on 10,964,302 issued and outstanding shares of common stock outstanding as of April 1, 2019.

Name of Beneficial Owner	Common Stock Beneficially Owned (1)	Percentage of Common Stock Owned (1)
Attribute Ltd.(1)	787,500	7.2%
20 Raul Wallenberg St
Tel Aviv, Israel
Kfir Silberman and L.I.A. Pure Capital Ltd.(2) (entity controlled by Kfir Silberman)	787,500	7.2%
3 Ha’armonim St.,
Ramat Gan, Israel
Amir Uziel	787,500	7.2%
5 Shira St Street
Rishon Lezion, Israel
Lavi Krasney	787,500	7.2%
8 Paamoni Street
Rishon Lezion, Israel
Liron Carmel, CEO and Chairman	300,000	2.7%
40 Wall Street, 28th Floor
New York, NY 10005
All officers and directors as a group (2 persons)	449,576	4.1%

(1)	Itschak Shrem, CEO of Attribute Ltd. (“Attribute”) has sole voting and dispositive power over the shares owned by Attribute.
(2)	Kfir Silberman, CEO of L.I.A. Pure Capital Ltd. (“Pure Capital”) has sole voting and dispositive power over the shares owned by Pure Capital.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTORS INDEPENDENCE

On October 17, 2018 each of Amir Uziel, Attribute Ltd, Lavi Krasney and L.I.A. Pure Capital Ltd., each a 5% stockholder, purchased in a private offering, 650,000 shares of common stock at $0.01 per share for an aggregate of $26,000.

On December 12, 2018, the Company entered into a business development service agreement with Amir Uziel Economic Consulting Ltd. (1), a company controlled by 5% stockholders, for which the company issued: (i) 150,000 Class I Warrants exercisable for a period of two years at an exercise price of $.01 per share and (ii) 250,000 Class J Warrants exercisable for a period of three years at an exercise price of $.30 per share.

On December 12, 2018, the Company entered into a business development service agreement with, Capitalink Ltd. (2) a company controlled by 5% stockholders, for which the company issued: (i) 150,000 Class I Warrants exercisable for a period of two years at an exercise price of $.01 per share and (ii) 250,000 Class J Warrants exercisable for a period of three years at an exercise price of $.30 per share.

On December 12, 2018, the Company entered into a business development service agreement with L.I.A. Pure Capital Ltd. (3), a company controlled by 5% stockholders, for which the company issued: (i) 150,000 Class I Warrants exercisable for a period of two years at an exercise price of $.01 per share and (ii) 250,000 Class J Warrants exercisable for a period of three years at an exercise price of $.30 per share.

(1)	Amir Uziel, CEO of Attribute Ltd. (“Attribute”) has sole voting and dispositive power over the shares owned by Attribute.
(2)	Lavi Krasney, CEO of Capitalink Ltd. (“Capitalink”) has sole voting and dispositive power over the shares owned by Capitalink.
(3)	Kfir Silberman, CEO of L.I.A. Pure Capital Ltd. (“Pure Capital”) has sole voting and dispositive power over the shares owned by Pure Capital.

Director Independence

Our Board of Directors does not include any independent directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Public Accountants

The Registrant’s Board of Directors has appointed M&K CPAS, PLLC as independent public accountant for the fiscal years ended December 31, 2018 and 2017.

Principal Accounting Fees

The following table presents the fees for professional audit services rendered by M&K CPAS, PLLC for the audit of the Registrant’s annual financial statements for the year ended December 31, 2018 and December 31, 2017.

	Year Ended	Year Ended
	December 31, 2018	December 31, 2017
Audit fees (1)	$10,750	$5,000
Audit-related fees (2)	—	—
Tax fees (3)	—	—
All other fees	—	—

(1) Audit fees consist of audit and review services, consents and review of documents filed with the SEC.

(2) Audit-related fees consist of assistance and discussion concerning financial accounting and reporting standards and other accounting issues.

(3) Tax fees consist of preparation of federal and state tax returns, review of quarterly estimated tax payments, and consultation concerning tax compliance issues.

Administration of the Engagement; Pre-Approval of Audit and Permissible Non-Audit Services

We have not yet established an audit committee. Until then, there are no formal pre-approval policies and procedures. Nonetheless, the auditors engaged for these services are required to provide and uphold estimates for the cost of services to be rendered. The percentage of hours expended on M&K CPAs, PLLC’s respective engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees was 0%.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description
3.1.1	Articles of Incorporation of the Company (filed ith the Company’s Form 10-SB with the SEC on May 11, 1999
3.1.2	Certificate of Amendment for Name Change to CannaPowder, Inc dated December 11, 2017 (filed with the Company’s Form 10-12G/A on July 3, 2018)
3.1.3	Certificate of Organization of CannaPowder Ltd, organized in Israel dated August 20, 2017 (filed with the Company’s Form 10-12G/A September 24, 2018)
10.1	Feasibility Study and Option Agreement dated September 14, 2017 (filed with the Company’s Form 10-12G/A with the SEC on September 24, 2018)
10.2	License Agreement with Yissum dated May 2, 2018, (filed with the Company’s Form 10-12G/A with the SEC on September 24, 2018)
10.3	Research Agreement with Yissum dated May 2, 2018 (filed with the Company’s Form 10-12G/A with the SEC on September 24, 2018)
21	List of Subsidiaries (filed with the Company’s Registration Statement on Form S-1 filed with the SEC on February 6, 2019)

31.1 *	Certification of CEO pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 *	Certification of CEO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 *	Certification of CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CannaPowder

Date: April 1, 2019	By:	/s/ Liron Carmel
Liron Carmel Chief Executive Officer and Chairman (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Liron Carmel
Liron Carmel
Chief Executive Officer and Chairman
(Principal Executive Officer)
Date: April 1, 2019

By:	/s/ Oded Gilboa
Oded Gilboa
Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: April 1, 2019

