Form 10-Q
period 2019-03-31
CANNAPOWDER, INC.
filed 2019-05-14
CIK 1086082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

-

(Former Name of Registrant)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically on its corporate Web site, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-Accelerated filer [ ]	Smaller reporting company [X]
Emerging growth company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

On May 14, 2019 the Registrant had 12,156,177 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Canna Powder, Inc.

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2019 (unaudited) AND DECEMBER 31, 2018

	March 31, 2019	December 31, 2018
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$707,395	$606,245
Marketable Securities	224,174	108,164
Prepaid expenses	19,448	12,847
Total current assets	951,017	727,256

Total assets	$951,017	$727,256

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$5,000	$25,159
Total current liabilities	5,000	25,159

Total liabilities	$5,000	$25,159

Stockholders’ equity

Common stock, par value $0.00001 per share, 495,000,000 common shares authorized, 5,000,000 preferred shares authorized; 10,964,302 and 10,518,226 shares issued and outstanding at March 31, 2019 and December 31, 2018 respectively.	$109	$105
Accumulated other comprehensive income (loss)	(55,057)	(173,832)
Non-controlling interest	(48,400)	(37,893)
Stock Payable	-	15,000
Additional paid in capital	5,101,711	4,472,095
Accumulated deficit	(4,052,346)	(3,573,378)

Total stockholders’ equity	946,017	702,097

Total liabilities and stockholders’ equity	$951,017	$727,256

The accompanying notes are an integral part of these financial statements.

Canna Powder, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(unaudited)

	For the three months ended
	March 31, 2019	March 31, 2018

Revenues	$-	$-

Expenses:
Research and Development expenses	(30,405)	(38,812)
G&A Expenses	(459,070)	(67,183)

Total operating expenses	(489,475)	(105,995)

(Loss) from operations	(489,475)	(105,995)

Provision for income taxes	-	-

Net loss	(489,475)	(105,995)
Less: loss attributable to noncontrolling Interest	10,507	7,952
Net loss attributable to Canna Powder, Inc.	$(478,968)	$(98,043)

Loss per share – basic and diluted	$(0.04)	$(0.01)
Weighted average shares outstanding Basic and diluted	10,806,069	8,606,744

The accompanying notes are an integral part of these financial statements.

Canna Powder, Inc.

STATEMENTS OF COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018 (unaudited)

	For the three months ended
	March 31, 2019	March 31, 2018

Net loss	$(489,475)	$(105,995)
Change in unrealized foreign currency translation gain (loss)	2,765	(3,482)
Unrealized gain on marketable securities	116,010	-
Total comprehensive loss	(370,700)	(109,477)
Less: comprehensive loss attributable to non-controlling interest	10,507	7,952
Comprehensive loss attributable to Canna Powder, Inc.	$(360,193)	$(101,525)

The accompanying notes are an integral part of these financial statements.

Canna Powder, Inc.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS DECEMBER 31, 2018 AND 2017

AND THREE MONTHS ENDED MARCH 31, 2019

	Common stock		Additional Paid-In	stock	Non- Controlling	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Payable	Interest	Income (Loss)	Deficit	Totals
Balance as of December 31, 2017	8,591,577	86	447,164	-	-	3,353	(123,164)	327,439

Shares Issued for Cash	1,876,649	19	1,230,865	15,000	-	-	-	1,245,884
Shares Issued for services to Related Parties	50,000	-	26,000	-	-	-	-	26,000
Warrants Issued for services	-	-	2,768,066	-	-	-	-	2,768,066
Translation adjustments	-	-	-	-	-	(10,818)	-	(10,818)
Unrealized loss on marketable securities	-	-	-	-	-	(166,367)	-	(166,367)
Net loss for the year ended December 31, 2018	-	-	-	-	(37,893)	-	(3,450,214)	(3,488,107)

Balance as of December 31, 2018	10,518,226	$105	$4,472,095	$15,000	(37,893)	$(173,832)	$(3,573,378)	$702,097
Shares Issued for Cash	334,000	3	333,997	-	-	-	-	334,000
Cashless exercise of warrants	99,576	1	(1)	-	-	-	-	-
Warrants issued for services	-	-	280,620	-	-	-	-	280,620
Stock payable issued	12,500		15,000	(15,000)	-	-	-	-
Translation adjustments	-	-	-	-	-	2,765	-	2,765
Unrealized gain on marketable securities	-	-	-	-	-	116,010	-	116,010
Net loss for the three months ended March 31, 2019	-	-	-	-	(10,507)	-	(478,968)	(489,475)
Balance as of March 31, 2019	10,964,302	$109	$5,101,711	$-	(48,400)	$(55,057)	$(4,052,346)	$946,017

The accompanying notes are an integral part of these financial statements.

Canna Powder, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(unaudited)

	For the three months	For the three months
	ended	ended
	March 31, 2019	March 31, 2018

Operating Activities:
Net (loss) attributable to Canna Powder, Inc.	$(478,968)	$(98,043)
Non-cash compensation	280,620	-
Non –controlling interest in loss of consolidated subsidiary	(10,507)	(7,952)

Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Changes in net assets and liabilities:
Decrease (increase) in prepaid expenses	(6,601)	(13,265)
(Decrease) increase in Accounts payable and accrued liabilities	(20,159)	-

Net Cash used in operating activities	(235,615)	(119,260)

Financing Activities:
Principal payment on debt	-	(2,687)
Proceeds from sale of common stock (net of issuance expenses)	334,000	123,600
Net Cash provided by financing activities	334,000	120,913
FX Adjustment	2,765	(3,482)

Net increase (decrease) in cash	101,150	(1,829)

Cash and cash equivalents - beginning of period	$606,245	$326,730

Cash and cash equivalents - end of period	$707,395	$324,901

Non Cash items:
Unrealized gain on marketable securities	$116,010	$-
Common shares issued from stock payable	$15,000	$-
Cashless exercise of warrants	$1	$-

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

The Subsidiary’s management includes Ariel Dor, its Chief Executive Officer, and Rafi Ezra, its CTO.

Development is being conducted at the Hebrew University pursuant to the term of the Feasibility Study and Option Agreement under the supervision of the inventor of the technology, Professor Shlomo Magdassi.

The Company currently expects that the Development Program will be completed within three years, with commercial sales starting in 2021. However, there can be no assurance that the Development Program will, in fact, be successful, nor can there be any assurance that the Company may not require additional capital to fully implement its business plan and complete production of commercially viable products based on its technology which is the subject of the Feasibility Study discussed below under “Planned Research and Development and Current Trends.”

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

The accompanying unaudited financial statements of the Company are presented in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for an air presentation have been made. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2018 and the notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on April 1, 2019.

Cash and Cash Equivalents

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents. As of March 31, 2019, and December 31, 2018, we had cash and cash equivalents of $707,395 and $606,245 respectively.

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

Revenue Recognition

The Company recognizes revenue ratably over the term of the contract in accordance with ASC 606. In 2018, we implemented new internal controls as part of our efforts to adopt the new revenue recognition standard and perform risk assessment process related to the new revenue standard. These internal controls include providing global training to our finance team and holding regular meetings with management to address risks associated with applying the five-step model for recognizing revenues. Additionally we established monitoring controls to identify new sales arrangements and changes in our business environment that could impact risks associated with the new revenue standard and our current accounting assessment process.

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

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of March 31, 2019 and December 31 2018, the carrying value of accounts payable and accrued liabilities approximated fair value due to the short-term nature and maturity of these instruments.

Deferred Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed. At the time of the completion of the offering, the costs are charged against the capital raised. Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable. As of March 31, 2019 and December 31, 2018, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of March 31, 2019 and December 31, 2018, and expenses for the three-months ended March 31, 2019 and 2018. Actual results could differ from those estimates made by management. There are no leases in the Company, thus the financial statements do not include estimates to recognize assets and liabilities related to implementing the new leases standard ASC 842.

Impact of Recently Issued Accounting Standards

On December 15, 2018 the Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) 2016-02, Leases (Topic 842) issued on February 25, 2016 became effective. Under the new provisions, all lessees will report a right-of-use asset and a liability for the obligation to make payments for all leases with the exception of those leases with a term of 12 months or less. All other leases will fall into one of two categories: Financing leases, similar to capital leases, will require the recognition of an asset and liability, measured at the present value of the lease payments or Interest on the liability will be recognized separately from amortization of the asset. Principal repayments will be classified as financing outflows and payments of interest as operating outflows on the statement of cash flows. Operating leases will also require the recognition of an asset and liability measured at the present value of the lease payments. A single lease cost, consisting of interest on the obligation and amortization of the asset, calculated such that the amortization of the asset will increase as the interest amount decreases resulting in a straight-line recognition of lease expense. All cash outflows will be classified as operating on the statement of cash flows.

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

In June 2018, the FASB issued Accounting Standards Update, or ASU 2018-07, Compensation - Stock Compensation (Topic 718), which simplifies the accounting for non-employee share-based payment transactions. The new standard expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from non-employees. ASU 2018-07 is effective for fiscal years beginning after December 15, 2018 (including interim periods within that fiscal year), with early adoption permitted. The Company adopted the new standard in the second quarter of 2018 and determined that the application of the new standard did not have a material impact on the Company’s unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2019.

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

Note (3) Prepaid expenses

Prepaid expenses of $19,448 at March 31, 2019 and $12,847 at December 31, 2018, consist of VAT paid to be refunded from the Israel VAT authority.

Note (4) Common Stock

Between March 20, 2018 and March 29, 2018, the Company sold a total of 206,000 units for cash consideration of $123,600 at price of $.60, each unit was comprised of one share of common stock and one class B warrant exercisable at $1.20 per share with a term of 24 months. The relative fair value of the stock with embedded warrants was $44,454 for the common stock and $79,146 for the class B Warrants.

Between April 3, 2018 and May 14, 2018, the Company sold a total of 1,150,500 units for cash consideration of $690,300 at price of $.60, each unit was comprised of one share of common stock and one class B warrant exercisable at $1.20 per share with a term of 24 months. The relative fair value of the stock with embedded warrants was $290,996 for the common stock and $399,304 for the class B Warrants.

Between October 18, 2018 and October 22, 2018, the Company sold a total of 345,166 units for cash consideration of $207,004 at price of $.60, each unit was comprised of one share of common stock and one class B warrant exercisable at $1.20 per share with a term of 24 months. The relative fair value of the stock with embedded warrants was $64,431 for the common stock and $142,573 for the class B Warrants.

Between November 5, 2018 and November 28, 2018, the Company sold a total of 187,483 units for cash consideration of $224,980 at price of $1.20, each unit was comprised of one share of common stock and one class D warrant exercisable at $2.40 per share with a term of 24 months. Of these shares, 12,500 shares were recorded as subscribed share capital. The relative fair value of the stock with embedded warrants was $70,026 for the common stock and $154,954 for the class B Warrants

During the year ended December 31, 2018 50,000 shares were issued to one officer for services provided to the Company. Such shares were valued at $26,000.

On May 1, 2018 one consultant was issued a two-year Class B Warrants to acquire an aggregate of 41,000 shares of common stock at an exercise price of $1.20 per share. The fair value of these warrants is $26,731. The warrants were valued using the Black-Scholes model with volatility of 139% and discount rate of 2.50%. The Class B warrants are fully vested and were accordingly included in expenses as stock based compensation.

On December 10, 2018 three consultants were issued 750,000 Class J Warrants exercisable for a three-year period to acquire one (1) share of common stock at a price of $0.30 per share; The fair value of these warrants is $1,199,643. The warrants were valued using the Black-Scholes model with volatility of 390% and discount rate of 2.73%. The Class J warrants are fully vested and were accordingly included in expenses as stock based compensation.

On December 10, 2018 three consultants were issued 450,000 Class I Warrants exercisable for a two-year period to acquire one (1) share of common stock at a price of $0.01 per share; The fair value of these warrants is $719,774. The warrants were valued using the Black-Scholes model with volatility of 390% and discount rate of 2.72%. The Class I warrants are fully vested and were accordingly included in expenses as stock based compensation.

On November 1, 2018 two consultants were issued 200,000 Class E Warrants exercisable for a four-year period to acquire one share of common stock at a price of $0.01 per share; The fair value of these warrants are $ 249,998. The warrants were valued using the Black-Scholes model with volatility of 388% and discount rate of 2.94%. The Class E warrants are fully vested and were accordingly included in expenses as stock based compensation.

On November 1, 2018 one consultant was issued 100,000 Class F Warrants exercisable for a five-year period to acquire one share of common stock at a price of $3.00 per share; The fair value of these warrants is $124,997. The warrants were valued using the Black-Scholes model with volatility of 388% and discount rate of 2.96%. The Class F warrants are fully vested and were accordingly included in expenses as stock based compensation.

On November 1, 2018 one consultant was issued 200,000 Class G Warrants exercisable for a five-year period to acquire one share of common stock at a price of $5.00 per share; The fair value of these warrants is $249,994. The warrants were valued using the Black-Scholes model with volatility of 388% and discount rate of 2.96%. The Class G warrants are fully vested and were accordingly included in expenses as stock based compensation.

On November 1, 2018 one consultant was issued 100,000 Class H Warrants exercisable for a five-year period to acquire one share of common stock at a price of $1.00 per share; The fair value of these warrants is $124,999. The warrants were valued using the Black-Scholes model with volatility of 388% and discount rate of 2.96%. The Class H warrants are fully vested and were accordingly included in expenses as stock based compensation.

On December 12, 2018 one consultant was issued 50,000 Class C Warrants exercisable for a four-year period to acquire one share of common stock at a price of $2.40 per share; The fair value of these warrants is $62,492. The warrants were valued using the Black-Scholes model with volatility of 388% and discount rate of 2.94%.

On December 12, 2018, one consultant was issued 75,000 Class E Warrants exercisable for a five-year period to acquire one share of common stock at a price of $0.01 per share. The warrants are vesting equally over eight quarters, thus the fair value of the vested amount recorded as expense as of March 31, 2019 was $9,439 in 2108 plus $35,655 in Q1 2019 out of $180,374 total value. The warrants were valued using the Black-Scholes model with volatility of 389% and discount rate of 2.22%.

On January 1, 2019, the Company issued two officers in consideration for services 300,000 Class I Warrants exercisable for a period of three years at an exercise price of $.01 per share and 300,000 Class J Warrants exercisable for a period of three years at an exercise price of $.30 per share. The warrants vest one third immediately, one third on December 31, 2019 and one third on December 31, 2020. Thus the fair value of the vested amount recorded as expense as of March 31, 2019 was $149,966 out of $449,898 total value. The warrants were valued using the Black-Scholes model with volatility of 394% and discount rate of 2.47%. On February 28, 2019, 100,000 class I warrants were converted to 99,576 shares of common stock in a cashless exercise.

On January 24, 2019, the Company sold a total of 334,000 units for cash consideration of $334,000 at price of $1.00, each unit was comprised of one share of common stock, one Class F warrant exercisable at $3.00 per share with a term of 36 months and one Class G warrant exercisable at $5.00 per share with a term of 60 months. The relative fair value of the stock with embedded warrants was $73,513 for the common stock and $260,187 for the class F and class G Warrants.

On January 27, 2019, 12,500 shares subscribed for in 2018 and recorded as stock payable were issued to a shareholder who the company sold common stock to on November 21, 2019 and recorded subscribed share capital for during the period ending December 31, 2018.

On January 31, 2019 one consultant was issued 50,000 Class E Warrants exercisable for a four-year period to acquire one share of common stock at a price of $0.01 per share; The fair value of these warrants are $94,999. The warrants were valued using the Black-Scholes model with volatility of 390% and discount rate of 2.43%. The Class E warrants are fully vested and were accordingly included in expenses as stock based compensation.

Following is a table of warrant and options outstanding as of March 31, 2019 and exercisable along with the exercise price and range of remaining term.

Type	Quantity	Exercise Price	Remaining Term
Warrants Class A	1,000,000	$0.50	12 Months
Warrants Class B	1,599,166	$1.20	12-18 Months
Warrants Class C	50,000	$2.4	48 Months
Warrants Class D	330,983	$2.4	8 Months
Warrants Class E	275,000	$0.01	48 Months
Warrants Class F	100,000	$3.00	36 Months
Warrants Class G	200,000	$5.00	60 Months
Warrants Class H	100,000	$1.00	60 Months
Warrants Class I	650,000	$0.01	24 Months
Warrants Class J	1,050,000	$0.30	36 Months
Total	4,855,149

On March 31, 2019 and December 31, 2018 there were approximately 227 and 226 holders of record and 10,964,302 and 10,518,226 shares of the Company’s common stock par value $0.00001 per share, outstanding, respectively. All shares of common stock are entitled to one vote per share in all matters submitted to the shareholders. No preferred shares were issued and outstanding at March 31, 2019 and December 31, 2018.

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

Securities Authorized for Issuance under Equity Compensation Plans – None.

Note (5) Marketable Securities

Marketable Securities of $224,174 at March 31, 2019 and $108,164 at December 31, 2018 consist of 200,000 shares of UNV Medicine Ltd. (“UNV”, a public company organized under the laws of Israel). Canna Powder Ltd paid $274,531 to UNV for the Marketable Securities for which in return UNV will finance and purchase a line of production equipment to be used for the production of the Canna Products, based on the specifications that will be transferred to UNV by Canna Israel. Canna Ltd recorded an unrealized gain in marketable securities of $116,010 as of March 31, 2019 and unrealized loss of $166,367 and as of December 31, 2018.

Note (6) Income Taxes

The provision (benefit) for income taxes for the periods ended March 31, 2019 and December 31, 2018, was as follows (assuming a 21% effective tax rate in 2019 and 21% in 2018):

	March 31, 2019	December 31, 2018
Current tax provision:
Federal-
Taxable income	$-	$-
Total current tax provision	$-	$-

The Company had deferred income tax assets as of March 31, 2019 and December 31, 2018 as follows:

	March 31, 2019	December 31, 2018
Loss carryforwards	$850,993	$750,409
Less- Valuation allowance	(850,993)	(750,409)
Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the period ended March 31, 2019 and December 31, 2018, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of March 31, 2019, and December 31, 2018, the Company had approximately $498,677 and $123,164, respectively, in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire by the year 2030.

The Company did not identify any material uncertain tax positions that will be filed. The Company did not recognize any interest or penalties for unrecognized tax benefits during the three months ended March 31, 2019 or the year ended December 31, 2018.

The Company intends to file income tax returns in the United States. All tax years are closed by expiration of the statute of limitations.

Note (7) Related Party Transactions

On January 1, 2019, the Company issued one officer in consideration for services 300,000 Class I Warrants exercisable for a period of three years at an exercise price of $.01 per share and 300,000 Class J Warrants exercisable for a period of three years at an exercise price of $.30 per share. The warrants vest one third immediately, one third on December 31, 2019 and one third on December 31, 2020. Thus the fair value of the vested amount recorded as expense as of March 31, 2019 was $149,966 out of $449,898 total value. The warrants were valued using the Black-Scholes model with volatility of 394% and discount rate of 2.47%. On February 28, 2019, 100,000 Class I warrants were converted to 99,576 common shares in a cashless exercise.

On December 10, 2018 three consultants were issued 750,000 Class J Warrants exercisable for a three-year period to acquire one share of common stock at a price of $0.30 per share; The fair value of these warrants is $1,199,643. The warrants were valued using the Black-Scholes model with volatility of 390% and discount rate of 2.73%. The Class J warrants are fully vested and were accordingly included in expenses as stock based compensation.

On December 10, 2018 three consultants were issued 450,000 Class I Warrants exercisable for a two-year period to acquire one share of common stock at a price of $0.01 per share; The fair value of these warrants is $719,774. The warrants were valued using the Black-Scholes model with volatility of 390% and discount rate of 2.72%. The Class I warrants are fully vested and were accordingly included in expenses as stock based compensation.

On October 17, 2017 Amir Uziel, Attribute Ltd, Lavi Krasney and Kfir Silberman (controlling shareholder of L.I.A. Pure Capital Ltd.) each purchased 650,000 shares of common stock at $0.01 per share for a total cash consideration of $26,000.

Note (8) Subsequent Events

As defined in FASB ASC 855-10, “Subsequent Events”, subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued or available to be issued.

On April 5, 2019 one officer converted 100,000 Class J warrants to 87,500 shares in a cashless exercise.

On April 5, 2019 three principal shareholders converted 750,000 Class J warrants to 656,250 shares.

On April 5, 2019 three principal shareholders converted 450,000 Class I warrants to 448,125 shares.

On April 18, 2019, a group of persons and entities owning shares in the Company, sold 6,000,000 shares of Common Stock to MNSCO LLC, BHMNSCO LLC and One of a Kind Kamami LLC, entities which are more than 10% owned by Shai Cohen.

On May 7, 2019 Liron Carmel resigned as the Company’s Chief Executive Officer and sole director and Shai Cohen, a more than 10% shareholder was appointed as the Company’s Chief Executive Officer and sole director.

The Company evaluated all transactions and events that occurred subsequent to the balance sheet date and prior to the date on which the financial statements contained in this report were issued and determined that no such events or transactions necessitated disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION Back to Table of Contents

FORWARD-LOOKING STATEMENTS

Certain statements that the Company may make from time to time, including all statements contained in this report that are not statements of historical fact, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and the safe harbor provisions set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may be identified by words such as “plans,” “expects,” “believes,” “anticipates,” “estimates,” “projects,” “will,” “should,” and other words of similar meaning used in conjunction with, among other things, discussions of future operations, financial performance, product development and new product launches, market position and expenditures. The Company assumes no obligation to update any forward-looking statements. Additional information concerning factors which could cause differences between forward-looking statements and future actual results is discussed under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K, as filed with the SEC on April 30, 2018.

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

On September 14, 2017, the Canna Powder Israel entered into a Feasibility Study and Option Agreement (the “Feasibility Study”) with Yissum Research Development Company of the Hebrew University of Jerusalem (“Yissum”), under the supervision of the inventor of the technology, Professor Shlomo Magdassi.

On May 2, 2018, Canna Powder Israel entered into a Research Agreement with Yissum. The purpose of the Research Agreement and the objective of CannaPowder Israel, is to develop nano-cannabis powder, standardized from cannabis oil in a known cannabinoid composition, with the view to applying it to enable the commercial production of cannabis powder to treat a myriad of medical conditions (the “Cannabis Powder Products”).

The Company currently expects that the development program under the Research Agreement will be completed within three years, with commercial sales of Cannabis Powder Products expected to commence in 2021. However, there can be no assurance that the development program will, in fact, be successful, that research will be completed by 2021 or that commercially viable Cannabis Powder Products will be developed and be accepted by the market in a timely manner, if at all.

In addition, on May 2, 2018 the Company entered into a separate License Agreement with Yissum under which Canna Powder Israel was granted the exclusive license to commercially exploit any technology related to the Cannabis Powder Products resulting from the efforts under the Research Agreement (the “License”). The License shall expire on the latter of: (i) the date of expiration in such country of the last to expire Licensed Patent included in the Licensed Technology; (ii) the date of expiration of any exclusivity on the Product granted by a regulatory or government body in such country; or (iii) twenty years from the date of the first commercial sale in such country. Should the periods referred to in Subsections (i) or (ii) expire in a particular country prior to the period referred to in Subsection (iii), above, the license in that country or those countries shall be deemed a license to the Know-How during such post-expiration period. The License Agreement further provides that Canna Powder Israel shall pay Yissum the following during the term of the agreement: (i) a royalty equal to 4% of net sales of the Cannabis Powder Products; and (ii) a sublicense fee equal to 20% of any sublicense consideration received by Canna Powder Israel, as defined in the License Agreement.

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

In addition, the Company has signed a binding memorandum of understating with UNV Medicine Ltd. (“UNV”, a public company organized under the laws of Israel), under which Canna Powder Ltd paid $274,531 to UNV and in return UNV will finance and purchase a line of production equipment to be used for the production of the Canna Products, based on the specifications that will be transferred to UNV by Canna Israel. In addition, Canna Ltd received 200,000 UNV Shares on which it recorded an unrealized gain in marketable securities of $116,010 as of March 31, 2019 and unrealized loss of $166,367 as of December 31, 2018.

The Company currently expects that the research and development program under the Agreement will be completed within three years, with commercial sales starting in 2021, However, there can be no assurance that the development of the technology will be successful or if successful in the anticipated timeframe. Additionally, there can be no assurance that the Company may not require additional capital to fully implement its business plan and complete production of commercially viable products based on the technology being developed.

In the commercial stage, the Company’s plan is to establish and operate several facilities for the production of medical cannabis and cannabis-based powders for medical use, in locations to be determined by the Company according to their size and regulatory environment. While there can be no assurance, at present the Company believes that it will be able to produce cannabis powders for medical uses at a significant cost advantage.

Results of Operations during the three months ended March 31, 2019 as compared to the three months ended March 31, 2018.

Revenues

We have not generated any revenues in the three months ended March 31, 2019 and March 31, 2018.

Operating Expenses

Total operating expenses for the three months ended March 31, 2019 were $489,5475 as compared to total operating expenses of $105,995 for the three months ended March 31, 2017. Our research and development expenses during the three months ended March 31, 2019 were $30,405 as compared to the three months ended March 31, 2018 in which the research and development expenses were $38,812. The decrease was due to research and development activities of the new subsidiary.

Our general and administrative expenses during the three months ended March 31, 2019 were $459,070, respectively as compared to the three months ended March 31, 2018 in which we had general and administrative expense of $67,183. The increase was due to general and administrative expenses incurred in the subsidiary.

We incurred a net loss attributable to the Company of $478,968 during the three months ended March 31, 2019 compared $98,043 during the same period in the prior year.

The loss attributable to non-controlling interest for the three months ended March 31, 2019 was $10,507, compared to $7,952 during the same period in the prior year.

Liquidity and Capital Resources

As of March 31, 2019 we had $951,017 in total assets consisting of cash and cash equivalents of $707,395, marketable securities of $224,174 and prepaid assets of $19,448.

We had positive working capital of $946,017 as of March 31, 2019 compared to $702,097 at December 31, 2018. Such working capital has been sufficient to sustain our operations to date. Our total liabilities as of March 31, 2019 were $5,000 compared to $25,159 at December 31, 2018.

Net Cash Used in Operating Activities

During the three months ended March 31, 2019, we used $235,615 in our operating activities. This resulted from a net loss of $478,968 attributable to Canna Powder, Inc. $10,507 loss attributable to non-controlling interest, decrease of $20,159 in accounts payable and accrued liabilities and increase in prepaid expenses of $6,601, offset by non-cash compensation of $280,620.

During the three months ended March 31, 2018, we used $119,260 in our operating activities. This resulted from a net loss of $98,043 attributable to Canna Powder, Inc. $7,952 loss attributable to non-controlling interest and increase in prepaid expenses of $13,265.

Net Cash Provided by Financing Activities

During the three months ended March 31, 2019, we financed our negative cash flow by financing activities through sale of common stock in the amount of $334,000.

During the three months ended March 31, 2018, we financed our negative cash flow by financing activities through sale of common stock in the amount of $123,600, offset by principal payment on debt in the amount of $2,687.

During the three months ended March 31, 2018 and three months ended March 2019 there were no investment activities.

While management of the Company believes that the Company will be successful in its current and planned operating activities, there can be no assurance that the Company will be successful in developing and commercializing it planned products or if successful in generating sufficient revenues to earn a profit and sustain the operations of the Company. The Company intends to finance its operations by the sale of equity or debt securities unless and until we begin to generate revenues from licensing our products which are in development.

Our ability to create sufficient working capital to sustain us over the next twelve-month period, and beyond, is dependent on our entering into additional licensing agreements and on our success in issuing additional debt or equity or entering into strategic arrangements with a third party. There can be no assurance that sufficient capital will be available to us, and if available on favorable terms. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK Back to Table of Contents

We are a smaller reporting company and are not required to provide this information.

ITEM 4. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of March 31, 2019, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, based on the material weaknesses discussed below, our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Act Commission’s rules and forms and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our internal controls are not effective for the following reasons: (i) there is an inadequate segregation of duties consistent with control objectives as management is comprised of only two persons, one of which is the Company’s principal executive officer and principal financial officer and, (ii) the Company does not have a formal audit committee with a financial expert, and thus the Company lacks the board oversight role within the financial reporting process.

Changes in internal controls. During the quarterly period covered by this report, no changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS Back to Table of Contents

To our knowledge, there are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company’s property is not the subject of any pending legal proceedings.

ITEM 1A. RISK FACTORS Back to Table of Contents

The Company is a smaller reporting company and is not required to provide this information.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS Back to Table of Contents

Except as set forth below, there were no sales of equity securities sold during the period covered by this Report that were not registered under the Securities Act and were not previously reported in a Current Report on Form 8-K filed by the Company.

On December 6, 2018 50,000 shares were issued to one officer for services the shares were valued at $26,000.

On December 12, 2018 one consultant was issued 50,000 Class C Warrants exercisable for a four-year period to acquire one share of common stock at a price of $2.40 per share.

On December 12, 2018, one consultant was issued 75,000 Class E Warrants exercisable for a five-year period to acquire one share of common stock at a price of $0.01 per share. The warrants are vesting equally over eight quarters.

On January 1, 2019, the Company issued to two officers in consideration for services provided to the Company, 300,000 three-year Class I Warrants at an exercise price of $.01 per share and 300,000 and 300,000 three-year Class J Warrants at an exercise price of $.30 per share. The warrants are vesting one third immediately, one third on December 31, 2019 and one third on December 31, 2020. On February 28, 2019, the Company issued 99,576 shares of common stock to one person in a cashless exercise of Class I warrants.

On January 24, 2019, the Company sold a total of 334,000 units for cash consideration of $334,000 at price of $1.00, each unit was comprised of one share of common stock, one Class F warrant exercisable at $3.00 per share with a term of 36 months and one Class G warrant exercisable at $5.00 per share with a term of 60 months.

On January 27, 2019, 12,500 shares subscribed for in 2018 and recorded as stock payable were issued to a shareholder who the company sold common stock to on November 21, 2019 and recorded subscribed share capital for during the period ending December 31, 2018.

On January 31, 2019 we issued a four-year Class E Warrant to purchase 50,000 shares of common stock at an exercise price of $0.01 per share to a consultant for business development services provided to the Company.

The above issuances did not involve any underwriters, underwriting discounts or commissions, or any public offering and we believe is exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof and/or Regulation D promulgated thereunder.

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

Exhibit No.	Description

31.1	Section 302 Certification of the Sarbanes-Oxley Act of 2002 of Shai Cohen, Chief Executive Officer, filed herewith.
31.2	Section 302 Certification of the Sarbanes-Oxley Act of 2002 of Oded Gilboa, Chief Financial Officer, filed herewith.
32.1	Section 906 of the Sarbanes-Oxley Act of 2002 of Shai Cohen, Chief Executive Officer, filed herewith.
32.2	Section 906 of the Sarbanes-Oxley Act of 2002 of Oded Gilboa, Chief Financial Officer, filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Canna Powder, Inc.

/s/ Shai Cohen
Shai Cohen
Chief Executive Officer (Principal Executive Officer)

/s/ Oded Gilboa
Oded Gilboa
Chief Financial Officer (Principal Financial and Accounting Officer)

May 14, 2019

