Form 10-Q
period 2019-06-30
CANNAPOWDER, INC.
filed 2019-08-09
CIK 1086082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

-

(Former Name of

Registrant)

Securities registered pursuant to Section 12(b) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-Accelerated filer [ ]	Smaller reporting company [X]
Emerging growth company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

On August 9, 2019 the Registrant had 12,156,177 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Canna Powder, Inc.

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2019 (unaudited) AND DECEMBER 31, 2018

	June 30, 2019	December 31, 2018
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$426,163	$606,245
Marketable Securities	-	108,164
Prepaid expenses	44,767	12,847
Total current assets	470,930	727,256

Total assets	$470,930	$727,256

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$14,021	$25,159
Accounts payable to related party	2,544	-
Total current liabilities	16,565	25,159

Total liabilities	$16,565	$25,159

Stockholders’ equity

Common stock, par value $0.00001 per share, 495,000,000 common shares authorized, 5,000,000 preferred shares authorized; 12,156,177 and 10,518,226 shares issued and outstanding at June 30, 2019 and December 31, 2018 respectively.	$120	$105
Accumulated other comprehensive income (loss)	(650)	(173,832)
Non-controlling interest	(74,985)	(37,893)
Stock Payable	-	15,000
Additional paid in capital	5,832,996	4,472,095
Accumulated deficit	(5,303,116)	(3,573,378)

Total stockholders’ equity	454,365	702,097

Total liabilities and stockholders’ equity	$470,930	$727,256

The accompanying notes are an integral part of these financial statements.

Canna Powder, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2019 AND 2018

(unaudited)

	For the three months ended		For the six months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018

Revenues	-	-	$-	$-

Expenses:
Research and Development expenses	(52,037)	(18,069)	(82,442)	(56,881)
General and Administrative expenses	(1,197,700)	(170,700)	(1,656,770)	(237,883)

Total operating expenses	(1,249,737)	(188,769)	(1,739,212)	(294,764)

OTHER EXPENSE:
Loss on sale of marketable securities	(27,618)	-	(27,618)	-
Total other expense	(27,618)	-	(27,618)	-

Net (Loss)	(1,277,355)	(188,769)	(1,766,830)	(294,764)

Provision for income taxes	-	-	-	-

Net loss	(1,277,355)	(188,769)	(1,766,830)	(294,764)
Less: loss attributable to non-controlling Interest	26,585	7,235	37,092	15,187
Net loss attributable to Canna Powder, Inc.	(1,250,770)	(181,534)	$(1,729,738)	$(279,577)

Loss per share – basic and diluted	(0.10)	(0.02)	$(0.15)	$(0.03)
Weighted average shares outstanding Basic and diluted	12,090,689	9,549,255	11,451,928	9,080,605

The accompanying notes are an integral part of these financial statements.

Canna Powder, Inc.

STATEMENTS OF COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED JUNE 30, 2019 AND 2018 (unaudited)

	For the three months ended		For the six months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018

Net loss	(1,277,355)	(188,769)	$(1,766,830)	$(294,764)
Change in unrealized foreign currency translation gain (loss)	4,049	(3,665)	6,814	(7,147)
Total comprehensive loss	(1,273,306)	(192,434)	(1,760,016)	(301,911)
Less: comprehensive loss attributable to non-controlling interest	26,585	7,235	37,092	15,187
Comprehensive loss attributable to Canna Powder, Inc.	(1,246,721)	(185,199)	$(1,722,924)	$(286,724)

The accompanying notes are an integral part of these financial statements.

Canna Powder, Inc.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS DECEMBER 31, 2018 AND 2017

AND SIX MONTHS ENDED JUNE 30, 2019

	Common stock		Additional Paid-In	stock	Non- Controlling	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Payable	Interest	Income (Loss)	Deficit	Totals
Balance as of December 31, 2017	8,591,577	86	447,164	-	-	3,353	(123,164)	327,439

Shares Issued for Cash	1,876,649	19	1,230,865	15,000	-	-	-	1,245,884
Shares Issued for services to Related Parties	50,000	-	26,000	-	-	-	-	26,000
Warrants Issued for services	-	-	2,768,066	-	-	-	-	2,768,066
Translation adjustments	-	-	-	-	-	(10,818)	-	(10,818)
Unrealized loss on marketable securities	-	-	-	-	-	(166,367)	-	(166,367)
Net loss for the year ended December 31, 2018	-	-	-	-	(37,893)	-	(3,450,214)	(3,488,107)

Balance as of December 31, 2018	10,518,226	$105	$4,472,095	$15,000	(37,893)	$(173,832)	$(3,573,378)	$702,097
Shares Issued for Cash	334,000	3	333,997	-	-	-	-	334,000
Cashless exercise of warrants	1,291,451	12	(12)	-	-	-	-	-
Warrants issued for services	-	-	1,011,916	-	-	-	-	1,011,916
Stock payable issued	12,500		15,000	(15,000)	-	-	-	-
Translation adjustments	-	-	-	-	-	6,814	-	6,814
Realized loss on marketable securities	-	-	-	-	-	166,368	-	166,368
Net loss for the three months ended June 30, 2019	-	-	-	-	(37,092)	-	(1,729,738)	(1,766,830)
Balance as of June 30, 2019	12,156,177	$121	$5,832,996	$-	(74,985)	$(650)	$(5,303,116)	$454,365

The accompanying notes are an integral part of these financial statements.

Canna Powder, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(unaudited)

	For the six months	For the six months
	ended	ended
	June 30, 2019	June 30, 2018

Operating Activities:
Net (loss) attributable to Canna Powder, Inc.	$(1,729,738)	$(279,577)
Non –controlling interest in loss of consolidated subsidiary	(37,092)	(15,187)
Non-cash compensation	1,011,916	-
Loss on sale of marketable securities	27,618	-
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Changes in net assets and liabilities:
Decrease (increase) in prepaid expenses	(19,118)	(20,974)
(Decrease) increase in Accounts payable and accrued liabilities	(8,594)	-

Net Cash used in operating activities	(755,008)	(315,738)

Investing Activities:
Cash received for sale of marketable securities	234,112	-
Net Cash provided by investing activities	234,112	-

Financing Activities:
Principal payment on debt	-	(2,687)
Proceeds from sale of common stock (net of issuance expenses)	334,000	813,900
Net Cash provided by financing activities	334,000	811,213
FX Adjustment	6,814	(7,147)

Net increase (decrease) in cash	(180,082)	488,328

Cash and cash equivalents - beginning of period	$606,245	$326,730

Cash and cash equivalents - end of period	$426,163	$815,058

Non Cash items:
Common shares issued from stock payable	$15,000	$-
Cashless exercise of warrants	$12	$-

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

The Subsidiary’s management consists of Ariel Dor, its General Manger, and Rafi Ezra, its CTO.

Research is being conducted at the Hebrew University pursuant to the terms of a Feasibility Study and Option Agreement under the supervision of the inventor of the technology, Professor Shlomo Magdassi.

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

Cash and Cash Equivalents

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents. As of June 30, 2019, and December 31, 2018, we had cash and cash equivalents of $426,163 and $606,245 respectively.

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

Revenue Recognition

The Company recognizes revenue ratably over the term of the contract in accordance with ASC 606. In 2018, we implemented new internal controls as part of our efforts to adopt the new revenue recognition standard and perform risk assessment processes related to the new revenue standard. These internal controls include providing global training to our finance team and holding regular meetings with management to address risks associated with applying the five-step model for recognizing revenues. Additionally, we established monitoring controls to identify new sales arrangements and changes in our business environment that could impact risks associated with the new revenue standard and our current accounting assessment process.

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if the potential shares of common stock had been issued and if the additional shares of common stock were dilutive.

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

Changes in circumstances, such as the Company generating taxable income, could cause a change in judgment about the realizability of the related deferred tax asset. Any change in the valuation allowance will be included in income in the period of the change in estimate.

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of June 30, 2019 and December 31 2018, the carrying value of accounts payable and accrued liabilities approximated fair value due to the short-term nature and maturity of these instruments.

Deferred Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed. At the time of the completion of the offering, the costs are charged against the capital raised. Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable. As of June 30, 2019 and December 31, 2018, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

Estimates

The financial statements are prepared on the basis of US GAAP. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of June 30, 2019 and December 31, 2018, and expenses for the three-months ended June 30, 2019 and 2018. Actual results could differ from those estimates made by management. There are no leases in the Company, thus the financial statements do not include estimates to recognize assets and liabilities related to implementing the new leases standard ASC 842.

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

In June 2018, the FASB issued Accounting Standards Update, or ASU 2018-07, Compensation - Stock Compensation (Topic 718), which simplifies the accounting for non-employee share-based payment transactions. The new standard expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from non-employees. ASU 2018-07 is effective for fiscal years beginning after December 15, 2018 (including interim periods within that fiscal year), with early adoption permitted. The Company adopted the new standard in the second quarter of 2018 and determined that the application of the new standard did not have a material impact on the Company’s unaudited condensed consolidated financial statements as of and for the three months ended June 30, 2019.

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

Note (2) Going Concern

The Company has limited operations. The accompanying financial statements have been prepared in conformity with US GAAP, which contemplate continuation of the Company as a going concern. The Company has not yet generated any revenue to cover its operating costs, and as such, has incurred an operating loss since inception. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Note (3) Prepaid expenses

Prepaid expenses of $44,767 at June 30, 2019 and $12,847 at December 31, 2018, consist of VAT paid to be refunded from the Israel VAT authority and income tax withheld related to sale of marketable securities.

Note (4) Common Stock

Between March 20, 2018 and March 29, 2018, the Company sold a total of 206,000 units for cash consideration of $123,600 at a price of $.60 per share, each unit was comprised of one share of common stock and one class B warrant exercisable at $1.20 per share with a term of 24 months. The relative fair value of the stock with embedded warrants was $44,454 for the common stock and $79,146 for the class B Warrants.

Between April 3, 2018 and May 14, 2018, the Company sold a total of 1,150,500 units for cash consideration of $690,300 at a price of $.60 per share, each unit was comprised of one share of common stock and one class B warrant exercisable at $1.20 per share with a term of 24 months. The relative fair value of the stock with embedded warrants was $290,996 for the common stock and $399,304 for the class B Warrants.

Between October 18, 2018 and October 22, 2018, the Company sold a total of 345,166 units for cash consideration of $207,004 at a price of $.60 per share, each unit was comprised of one share of common stock and one class B warrant exercisable at $1.20 per share with a term of 24 months. The relative fair value of the stock with embedded warrants was $64,431 for the common stock and $142,573 for the class B Warrants.

Between November 5, 2018 and November 28, 2018, the Company sold a total of 187,483 units for cash consideration of $224,980 at a price of $1.20 per share, each unit was comprised of one share of common stock and one class D warrant exercisable at $2.40 per share with a term of 24 months. Of these shares, 12,500 shares were recorded as subscribed share capital. The relative fair value of the stock with embedded warrants was $70,026 for the common stock and $154,954 for the class B Warrants

During the year ended December 31, 2018 50,000 shares were issued to one officer for services provided to the Company. Such shares were valued at $26,000.

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

On December 12, 2018, one consultant was issued 75,000 Class E Warrants exercisable for a five-year period to acquire one share of common stock at a price of $0.01 per share. The warrants are vesting equally over eight quarters, thus the fair value of the vested amount recorded as expense as of June 30, 2019 was $9,439 in 2018 plus $24,311 in Q1 and Q2 2019 out of $89,999 total value. The warrants were valued using the Black-Scholes model with volatility of 389% and discount rate of 2.22%.

On January 1, 2019, the Company issued two officers in consideration for services 300,000 Class I Warrants exercisable for a period of two years at an exercise price of $.01 per share and 300,000 Class J Warrants exercisable for a period of three years at an exercise price of $.30 per share. The warrants vest one third immediately, one third on December 31, 2019 and one third on December 31, 2020. The fair value of the vested amount recorded as expense as of June 30, 2019 was $149,966 out of $449,898 total value. The warrants were valued using the Black-Scholes model with volatility of 394% and discount rate of 2.47%.

On May 7, 2019, due to the resignation of Liron Carmel as Chief Executive Officer and a director, 200,000 Class J Warrants exercisable for a period of three years at an exercise price of $.30 per share were forfeited.

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

On January 27, 2019, 12,500 shares subscribed for in 2018 and recorded as stock payable were issued to a shareholder who the Company sold common stock to on November 21, 2018 and recorded subscribed share capital for during the period ending December 31, 2018.

On January 31, 2019, one consultant was issued 50,000 Class E Warrants exercisable for a four-year period to acquire one share of common stock at a price of $0.01 per share; The fair value of these warrants are $94,999. The warrants were valued using the Black-Scholes model with volatility of 390% and discount rate of 2.43%. The Class E warrants are fully vested and were accordingly included in expenses as stock based compensation.

On February 28, 2019, one officer converted 100,000 Class I Warrants to 99,576 shares of common stock in a cashless exercise.

On April 5, 2019, one officer converted 100,000 Class J Warrants to 87,500 shares of common stock in a cashless exercise

On April 5, 2019, three consultants converted an aggregate of 750,000 Class J Warrants to 656,250 shares of common stock in a cashless exercise.

On April 5, 2019, three consultants converted an aggregate of 750,000 Class I Warrants to 448,125 shares of common stock in a cashless exercise.

On May 1, 2019, Shai Cohen, Chairman and CEO, was issued 150,000 Class F Warrants exercisable for a three-year period to acquire one share of common stock at a price of $3.00 per share; The Class F warrants are vesting equally over twelve quarters, thus the fair value of the vested amount recorded as expense as of June 30, 2019 was $27,476 out of $329,716 total value. The warrants were valued using the Black-Scholes model with volatility of 389% and discount rate of 2.28%.

On May 1, 2019, Shai Cohen, Chairman and CEO was issued 100,000 Class G Warrants exercisable for a five-year period to acquire one share of common stock at a price of $5.00 per share; The Class G warrants are vesting equally over twelve quarters, thus the fair value of the vested amount recorded as expense as of June 30, 2019 was $18,331 out of $219,968 total value. The warrants were valued using the Black-Scholes model with volatility of 389% and discount rate of 2.30%.

On May 1, 2019, Shai Cohen, Chairman and CEO was issued 150,000 Class H Warrants exercisable for a five-year period to acquire one share of common stock at a price of $1.00 per share; The Class H warrants are vesting equally over twelve quarters, thus the fair value of the vested amount recorded as expense as of June 30, 2019 was $27,498 out of $329,979 total value. The warrants were valued using the Black-Scholes model with volatility of 389% and discount rate of 2.30%.

On May 1, 2019, Shai Cohen, Chairman and CEO was issued 250,000 Class I Warrants exercisable for a two-year period to acquire one share of common stock at a price of $.01 per share; The Class I warrants are vesting equally over twelve quarters, thus the fair value of the vested amount recorded as expense as of June 30, 2019 was $45,829 out of $549,945 total value. The warrants were valued using the Black-Scholes model with volatility of 389% and discount rate of 2.28%.

On May 1, 2019, Ariel Dor, General Manager of the Subsidiary was issued 250,000 Class I Warrants exercisable for a two-year period to acquire one share of common stock at a price of $.01 per share; The fair value of these warrants is $549,855. The warrants were valued using the Black-Scholes model with volatility of 389% and discount rate of 2.31%. The Class I warrants are fully vested and were accordingly included in expenses as stock based compensation.

On June 1, 2019, one consultant was awarded 25,000 Class A Warrants exercisable for a two-year period to acquire one share of common stock at a price of $.50 per share for service provided to the Company. The fair value of the vested amount recorded as expense as of June 30, 2019 was $49,857. The warrants were valued using the Black-Scholes model with volatility of 389% and discount rate of 1.82%.

On June 25, 2019 one consultant was awarded 17,000 Class I Warrants exercisable for a two-year period to acquire one share of common stock at a price of $.01 per share for services provided to the Company. The fair value of the vested amount recorded as expense as of June 30, 2019 was $23,792. The warrants were valued using the Black-Scholes model with volatility of 389% and discount rate of 1.71%.

Following is a table of warrant and options outstanding as of June 30, 2019 and exercisable along with the exercise price and range of remaining term.

Type	Quantity	Exercise Price	Remaining Term
Warrants Class A	825,000	$0.50	12 Months
Warrants Class B	1,599,166	$1.20	12-18 Months
Warrants Class C	50,000	$2.4	48 Months
Warrants Class D	330,983	$2.4	8 Months
Warrants Class E	325,000	$0.01	48 Months
Warrants Class F	584,000	$3.00	36 Months
Warrants Class G	634,000	$5.00	60 Months
Warrants Class H	250,000	$1.00	60 Months
Warrants Class I	717,000	$0.01	24 Months
Total	5,315,149

On June 30, 2019 and December 31, 2018 there were approximately 227 and 226 holders of record and 12,156,177 and 10,518,226 shares of the Company’s common stock par value $0.00001 per share, outstanding, respectively. All shares of common stock are entitled to one vote per share in all matters submitted to the shareholders. No preferred shares were issued and outstanding at June 30, 2019 and December 31, 2018.

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

Securities Authorized for Issuance under Equity Compensation Plans – None.

Note (5) Marketable Securities

Marketable Securities of $0 at June 30, 2019 and $108,164 at December 31, 2018 consist of 200,000 shares of UNV Medicine Ltd. a public company organized under the laws of Israel (“UNV”). CannaPowder Israel paid $274,531 to UNV for the Marketable Securities for which in return UNV will finance and purchase a line of equipment to be used for the production of certain products, based on CannaPowder Israel’s specifications. On April 24, 2019 CannaPowder Israel sold the 200,000 UNV shares for $234,112 and recorded a realized loss on marketable securities of $27,618. As of December 31, 2018, CannaPowder Israel’s Statements of Operations included a $166,010 unrealized loss from Marketable Securities which as of the date of the sale, April 24, 2019, were reclassified and included in the $27,618 realized loss on marketable securities.

Note (6) Income Taxes

The provision (benefit) for income taxes for the periods ended June 30, 2019 and December 31, 2018, was as follows (assuming a 21% effective tax rate in 2019 and 21% in 2018):

	June 30, 2019	December 31, 2018
Current tax provision:
Federal-
Taxable income	$-	$-
Total current tax provision	$-	$-

The Company had deferred income tax assets as of June 30, 2019 and December 31, 2018 as follows:

	June 30, 2019	December 31, 2018
Loss carryforwards	$1,113,654	$750,409
Less- Valuation allowance	(1,113,654)	(750,409)
Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the period ended June 30, 2019 and December 31, 2018, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of June 30, 2019, and December 31, 2018, the Company had approximately $1,729,738 and $123,164, respectively, in tax loss carryforwards that can be utilized in future periods to reduce taxable income and which expire by the year 2030.

The Company did not identify any material uncertain tax positions that will be filed. The Company did not recognize any interest or penalties for unrecognized tax benefits during the three months ended June 30, 2019 or the year ended December 31, 2018.

The Company intends to file income tax returns in the United States. All tax years are closed by expiration of the statute of limitations.

Note (7) Related Party Transactions

On January 31, 2019, One of a kind marketing DUSA LLC, was issued 50,000 Class E Warrants exercisable for a four-year period to acquire one share of common stock at a price of $0.01 per share; The fair value of these warrants are $94,999. The warrants were valued using the Black-Scholes model with volatility of 390% and discount rate of 2.43%. The Class E warrants are fully vested and were accordingly included in expenses as stock based compensation. On May 1, 2019, the Subsidiary entered into a service agreement (the “Dusa Service Agreement”) with One of a kind marketing DUSA LLC, a Texas limited liability company (“Dusa”), to provide international business development and strategic marketing services to the Subsidiary. The term of the Agreement commenced on May 1, 2019 and will continue as long as the Company continues its operations and progress in fulfilling its goals unless sooner terminated in accordance with the Agreement. As compensation therefor, Dusa will be entitled to monthly fee of $15,000. The Subsidiary and Dusa may terminate the Dusa Service Agreement at any time upon 30 days prior written notice.

On May 1, 2019, the Company, entered into a service agreement with Shai Cohen Chairman and CEO pursuant to which Mr. Cohen will serve as chief executive officer and chairman of the board of the Company. The term of the Cohen Service Agreement commenced on May 1, 2019 and will continue as long as the Company continues its operations and progress in fulfilling its goals unless sooner terminated in accordance with the Agreement. As compensation therefor, Mr. Cohen received the following warrants:

(i) 150,000 Class F Warrants exercisable for a three-year period to acquire one share of common stock at a price of $3.00 per share; The Class F warrants are vesting equally over twelve quarters, thus the fair value of the vested amount recorded as expense as of June 30, 2019 was $27,476 out of $329,716 total value. The warrants were valued using the Black-Scholes model with volatility of 389% and discount rate of 2.28%.

(ii) 100,000 Class G Warrants exercisable for a five-year period to acquire one share of common stock at a price of $5.00 per share; The Class G warrants are vesting equally over twelve quarters, thus the fair value of the vested amount recorded as expense as of June 30, 2019 was $18,331 out of $219,968 total value. The warrants were valued using the Black-Scholes model with volatility of 389% and discount rate of 2.30%.

(iii) 150,000 Class H Warrants exercisable for a five-year period to acquire one share of common stock at a price of $1.00 per share; The Class H warrants are vesting equally over twelve quarters, thus the fair value of the vested amount recorded as expense as of June 30, 2019 was $27,498 out of $329,979 total value. The warrants were valued using the Black-Scholes model with volatility of 389% and discount rate of 2.30%.

(iv) 250,000 Class I Warrants exercisable for a two-year period to acquire one share of common stock at a price of $.01 per share; The Class I warrants are vesting equally over twelve quarters, thus the fair value of the vested amount recorded as expense as of June 30, 2019 was $45,829 out of $549,945 total value. The warrants were valued using the Black-Scholes model with volatility of 389% and discount rate of 2.28%.

On May 1, 2019, Ariel Dor, General Manager of the Subsidiary was issued 250,000 Class I Warrants exercisable for a two-year period to acquire one share of common stock at a price of $.01 per share; The fair value of these warrants is $549,855. The warrants were valued using the Black-Scholes model with volatility of 389% and discount rate of 2.31%. The Class I warrants are fully vested and were accordingly included in expenses as stock based compensation.

On May 7, 2019 Liron Carmel resigned as the Company’s Chief Executive Officer and director and Shai Cohen, a more than 10% shareholder was appointed as the Company’s Chief Executive Officer and director.

On April 18, 2019, a group of persons and entities owning shares in the Company, sold an aggregate of 500,000 shares of common stock to One of a Kind Kamami LLC, and 5,500,000 shares of common stock to MNSCO LLC, entities which are more than 10% owned by Shai Cohen.

On June 30, 2019, there is a related party payable of $2,544 for service fees due to an officer of the Company.

On January 1, 2019, the Company issued one officer in consideration for services 300,000 Class I Warrants exercisable for a period of three years at an exercise price of $.01 per share and 300,000 Class J Warrants exercisable for a period of three years at an exercise price of $.30 per share. The warrants vest one third immediately, one third on December 31, 2019 and one third on December 31, 2020. The fair value of the vested amount recorded as expense as of June 30, 2019 was $149,966 out of $449,898 total value. The warrants were valued using the Black-Scholes model with volatility of 394% and discount rate of 2.47%. On February 28, 2019, 100,000 Class I warrants were converted to 99,576 common shares in a cashless exercise.

On December 10, 2018, three entities were issued an aggregate of 750,000 Class J Warrants exercisable for a three-year period to acquire one share of common stock at a price of $0.30 per share for consulting services provided to the company; The fair value of these warrants is $1,199,643. The warrants were valued using the Black-Scholes model with volatility of 390% and discount rate of 2.73%. The Class J warrants are fully vested and were accordingly included in expenses as stock based compensation. The entities are considered related parties as they are more than 5% shareholders or are controlled by individuals who are more than 5% shareholders.

On December 10, 2018, three entities, were issued an aggregate of 450,000 Class I Warrants exercisable for a two-year period to acquire one share of common stock at a price of $0.01 per share for consulting services provided to the company; The fair value of these warrants is $719,774. The warrants were valued using the Black-Scholes model with volatility of 390% and discount rate of 2.72%. The Class I warrants are fully vested and were accordingly included in expenses as stock based compensation. The entities are considered related parties as they are more than 5% or are controlled by individuals who are more than 5% shareholders.

On October 17, 2017, Amir Uziel, Attribute Ltd, Lavi Krasney and Kfir Silberman (controlling shareholder of L.I.A. Pure Capital Ltd.) each purchased 650,000 shares of common stock at $0.01 per share for a total cash consideration of $26,000.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION Back to Table of Contents

FORWARD-LOOKING STATEMENTS

Certain statements that the Company may make from time to time, including all statements contained in this report that are not statements of historical fact, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and the safe harbor provisions set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may be identified by words such as “plans,” “expects,” “believes,” “anticipates,” “estimates,” “projects,” “will,” “should,” and other words of similar meaning used in conjunction with, among other things, discussions of future operations, financial performance, product development and new product launches, market position and expenditures. The Company assumes no obligation to update any forward-looking statements. Additional information concerning factors which could cause differences between forward-looking statements and future actual results is discussed under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K, as filed with the SEC on April 1, 2019.

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

Plan of Operations

On August 30, 2017, the Company formed Canna Powder Ltd. (the “Subsidiary”) which is 90% owned by the Company and 10% owned by Rafi Ezra, co-founder and chief technology officer of the Subsidiary.

On September 14, 2017, the Subsidiary entered into a Feasibility Study and Option Agreement (the “Feasibility Study”) with Yissum Research Development Company of the Hebrew University of Jerusalem (“Yissum”), under the supervision of the inventor of the technology, Professor Shlomo Magdassi. The Subsidiary commenced efforts to develop the formulation and process to produce medical products using new technology involving nano-powder derived from cannabis oil.

On May 2, 2018, the Subsidiary entered into a Research Agreement with Yissumto develop nano-cannabis powder, standardized from cannabis oil in a known cannabinoid composition, with the view to applying it to enable the commercial production of cannabis powder to treat a myriad of medical conditions (the “Cannabis Powder Products”).

The Company currently expects that the research and development program under the Research Agreement will be completed within three years, with commercial sales of Cannabis Powder Products expected to commence in 2021. However, there can be no assurance that the development of the technology will be successful, that research will be completed by 2021 or that commercially viable Cannabis Powder Products will be developed and be accepted by the market in a timely manner, if at all. Additionally, there can be no assurance that the Company may not require additional capital to fully implement its business plan and complete production of commercially viable products based on the technology being developed.

In addition, on May 2, 2018, the Company entered into a separate License Agreement with Yissum under which the Subsidiary was granted the exclusive license to commercially exploit any technology related to the Cannabis Powder Products resulting from the efforts under the Research Agreement (the “License”). The License shall expire on the latter of: (i) the date of expiration in such country of the last to expire Licensed Patent included in the Licensed Technology; (ii) the date of expiration of any exclusivity on the Product granted by a regulatory or government body in such country; or (iii) twenty years from the date of the first commercial sale in such country. Should the periods referred to in Subsections (i) or (ii) expire in a particular country prior to the period referred to in Subsection (iii), above, the license in that country or those countries shall be deemed a license to the Know-How during such post-expiration period. The License Agreement also provides that the Subsidiary pay Yissum (i) a royalty equal to 4% of net sales of the Cannabis Powder Products; and (ii) a sublicense fee equal to 20% of any sublicense consideration received by the Subsidiary.

On October 8, 2018, the Company signed a binding memorandum of understating with UNV Medicine Ltd., a company organized under the laws of Israel (“UNV”)), under which the Subsidiary paid $274,531 to UNV and in return UNV will finance and purchase a line of production equipment to be used for the production of the Canna Products, based on the Subsidiary’s specifications. In addition, Canna Ltd received 200,000 UNV shares.

Recent Developments

On April 18, 2019, as previously reported by the Company on a Current Report on Form 8-K, as filed with the SEC on May 20, 2019, on April 18, 2019, Shai Cohen and affiliated entities acquired 5,500,000 shares of common stock of the Company, resulting in a change of control and Shai Cohen together with his affiliates owning an aggregate of 54.4 % of the issued and outstanding shares of the Company on a fully-diluted basis at such time.

Results of Operations

Three months ended June 30, 2019 and June 30, 2018

Revenues

We have not generated any revenues in the three months ended June 30, 2019 and June 30, 2018.

Operating Expenses

Total operating expenses for the three months ended June 30, 2019 were $1,249,737 compared to total operating expenses of $188,769 for the three months ended June 30, 2018.

Research and development expenses during the three months ended June 30, 2019 were $52,037 as compared to $18,069 during the three months ended June 30, 2018. The increase was due to increased research and development activities of the Subsidiary.

General and administrative expenses during the three months ended June 30, 2019 were $1,197,700 as compared to $170,700 during the three months ended June 30, 2018 and were comprised primarily of non-cash compensation and other general and administrative expenses. The increase was primarily due to non-cash compensation and an increase in general and administrative expenses incurred in the Subsidiary.

Other expenses during the three months ended June 30, 2019 were $27,618 as compared to $0 during the three months ended June 30, 2018. The increase was due to loss on sale of marketable securities in the Subsidiary.

Net Loss

We incurred a net loss attributable to the Company of $1,250,770 during the three months ended June 30, 2019 compared to $181,534 during the three months ended June 30, 2018 and a loss attributable to non-controlling interest for the three months ended June 30, 2019 of $26,585 compared to $7,235 during the three months ended June 30, 2018.

Six months ended June 30, 2019 and June 30, 2018

Revenues

We have not generated any revenues in the six months ended June 30, 2019 and June 30, 2018.

Operating Expenses

Total operating expenses for the six months ended June 30, 2019 were $1,739,212 compared to total operating expenses of $294,764 for the six months ended June 30, 2018.

Our research and development expenses during the six months ended June 30, 2019 were $82,442 compared to $56,881 for the six months ended June 30, 2018. The increase was due to research and development activities of the Subsidiary.

Our general and administrative expenses during the six months ended June 30, 2019 were $1,656,770, compared to the general and administrative expense of $237,883 for the six months ended June 30, 2018. The increase was mostly due to non-cash compensation and increase in general and administrative expenses incurred in the Subsidiary.

Other expenses during the six months ended June 30, 2019 were $27,618 as compared to $0 during the six months ended June 30, 2018. The increase was due to loss on sale of marketable securities in the Subsidiary.

Net Loss

We incurred a net loss attributable to the Company of $1,729,738, during the six months ended June 30, 2019, compared to $279,577 during the six months ended June 30, 2018. The loss attributable to non-controlling interest for the six months ended June 30, 2019 was and $37,092, compared to $15,187 during the same period in the prior year.

Liquidity and Capital Resources

As of June 30, 2019 we had $470,930 in total assets consisting of cash and cash equivalents of $426,163, and prepaid assets of $44,767.

We had positive working capital of $435,365 as of June 30, 2019 compared to $702,097 at December 31, 2018. Such working capital has been sufficient to sustain our operations to date. Our total liabilities as of June 30, 2019 were $16,565 compared to $25,159 at December 31, 2018.

Net Cash Used in Operating Activities

During the six months ended June 30, 2019, we used $755,08 in our operating activities. This resulted from a net loss of $1,729,738 attributable to the Company, $37,092 loss attributable to non-controlling interest, a decrease of $8,594 in accounts payable and accrued liabilities and an increase in prepaid expenses of $19,118, offset by non-cash compensation of $1,011,916 which represented non-cash compensation for services provided by the Company’s Chairman and CEO as well as the Subsidiary’s general manager and consultants.

During the six months ended June 30, 2018, we used $315,738 in our operating activities. This resulted from a net loss of $279,577 attributable to the Company, $15,187 loss attributable to non-controlling interest and increase in prepaid expenses of $20,974.

Net Cash Used provided by Investing Activities

During the six months ended June 30, 2019, we financed our negative cash flow through the sale of marketable securities in the amount of $234,112.

During the six months ended June 30, 2018 there were no investment activities.

Net Cash Provided by Financing Activities

During the six months ended June 30, 2019, we financed our negative cash flow by financing activities through the sale of common stock in the amount of $334,000.

During the six months ended June 30, 2018, we financed our negative cash flow through the sale of common stock in the amount of $813,900 offset by payments to notes payable of $2,687.

While management believes that the Company will be successful in its current and planned operating activities, there can be no assurance that the Company will be successful in developing and commercializing its planned products. The Company intends to finance its operations by the sale of equity or debt securities unless and until we begin to generate revenues from licensing our products which are in development.

Our ability to create sufficient working capital to sustain us over the next twelve-month period, and beyond, is dependent on our entering into additional licensing agreements and on our success in issuing additional debt or equity or entering into strategic arrangements with a third party. There can be no assurance that we will be successful in obtaining financing or that sufficient capital will be available to us, and if available on favorable terms. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK Back to Table of Contents

We are a smaller reporting company and are not required to provide this information.

ITEM 4. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of June 30, 2019, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, based on the material weaknesses discussed below, our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Act Commission’s rules and forms and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

On May 1, 2019, Shai Cohen, our Chairman and Chief Executive Officer, was issued (i) a five-year Class F Warrant to purchase 150,000 shares of common stock at an exercise price of $3.00 per share.; (ii) a three-year Class G Warrants to purchase 100,000 shares of common stock at an exercise price of $5.00 per share; (iii) a five-year Class H Warrant to purchase 150,000 shares of common stock at an exercise price of $1.00 per share; and (iv) a two-year Class I Warrant to purchase 250,000 shares of common stock at an exercise price of $.01 per share.

On May 1, 2019, Ariel Dor, General Manager of the Subsidiary was issued a two-year Class I Warrant to purchase 250,000 shares of common stock at an exercise price of $.01 per share.

On June 1, 2019, we issued a two-year Class A Warrant to purchase 25,000 shares of common stock at an exercise price of $.50 per share to a consultant for marketing consulting services provided to the Company.

On June 25, 2019, we issued a two-year Class I Warrant to purchase 17,000 shares of common stock at an exercise price of $.01 per share to a consultant for strategic consulting services provided to the Company.

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

Exhibit No.	Description

31.1	Section 302 Certification of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer
31.2	Section 302 Certification of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer
32.1	Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer
32.2	Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Canna Powder, Inc.

/s/ Shai Cohen
Shai Cohen
Chief Executive Officer (Principal Executive Officer)

/s/ Oded Gilboa
Oded Gilboa
Chief Financial Officer (Principal Financial and Accounting Officer)

August 9, 2019

