Form 10-K/A
period 2018-12-31
CANNAPOWDER, INC.
filed 2019-09-10
CIK 1086082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Explanatory Note

CannaPowder, Inc., a Nevada corporation (the “Company”), is filing this Amendment No. 1 on Form 10-K/A (the “10-K/A”) to amend the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the “10-K”), originally filed with the Securities and Exchange Commission (the “SEC”) on April 1, 2019, solely to clarify and correct certain disclosures related to the Company’s control persons.

Except as described above, no other amendments are being made to the 10-K. This 10-K/A does not reflect events occurring after the filing of the 10-K or modify or update the disclosure contained therein in any way other than as required to reflect the amendments discussed above.

The Company has attached to this 10-K/A updated certifications executed as of the date of this 10-K/A by the Principal Executive Officer and Principal Financial Officer as required by Sections 302 and 906 of the Sarbanes Oxley Act of 2002. These updated certifications are attached as Exhibits 31.1, 31.2, 32.1 and 32.2 to this 10-K/A.

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

From the fourth quarter of 2009 to the third quarter of 2017, the Company’s had no active business operations and the board focused the Company’s limited resources on seeking operations that would generate more revenues and positive cash flow from operations than the Company’s existing operations. During this period, the Company was a “shell company” (as such term is defined in Rule 12b-2 under the Exchange Act.

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

During November 2014 and March 2015, L.I.A. Pure Capital Ltd., Amir Uziel, Lavi Krasney and Attribute Ltd., acquired control of the Company by purchasing a control block of shares, each holding 137,500 shares, representing an aggregate of 88% of the Company’s issued and outstanding shares of common stock.

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

On October 17, 2017, Amir Uziel, Attribute Ltd, Lavi Krasney and Kfir Silberman (controlling shareholder of L.I.A. Pure Capital Ltd.) each purchased 650,000 additional shares of the Company’s common stock, or an aggregate of 2,600,000 shares. At that time, the Company sold an additional 3,700,000 shares of common stock to other purchasers. As a result, following these transactions, Amir Uziel, Attribute Ltd, Lavi Krasney and Kfir Silberman (controlling shareholder of L.I.A. Pure Capital Ltd.) were no longer the Company’s control persons.

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

On October 8, 2018, the Company entered a binding memorandum of understating to finance and purchase a line of production equipment (the “Equipment”) to be used for the production of the Canna Products, as defined in the MOU, based on the specifications that will be transferred to UNV by Canna Israel. The program is currently expected to be completed within three years, with commercial sales starting in 2021. In the commercial stage, CannaPowder will establish and operate several production facilities, each located in individual territories selected according to their size and favorable regulation for medical cannabis. The Company believes that with its new facilities it will be able to produce cannabis powders at a significant cost advantage.

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

Equity Compensation Plans

On May 1, 2018, one consultant was issued 41,000 Class B Warrants exercisable for a two-year period to acquire one (1) share of Common Stock at a price of $1.20 per share; The fair value of these warrants is $26,731. The warrants were valued using the Black-Scholes model with volatility of 139% and discount rate of 2.50%. The Class B warrants are fully vested and were accordingly included in expenses as stock based compensation.

On December 10, 2018, Amir Uziel Economic Consultant Ltd., Capitalink Ltd. and L.I.A. Pure Capital Ltd., were issued an aggregate of 750,000 Class J Warrants exercisable for a three-year period to acquire one (1) share of Common Stock at a price of $0.30 per share; The fair value of these warrants is $1,199,643. The warrants were valued using the Black-Scholes model with volatility of 390% and discount rate of 2.73%. The Class J warrants are fully vested and were accordingly included in expenses as stock based compensation. The exercise of these warrants is subject to a 9.9% conversion limitation.

On December 10, 2018, Amir Uziel Economic Consultant Ltd., Capitalink Ltd. and L.I.A. Pure Capital Ltd., were issued an aggregate of 450,000 Class I Warrants exercisable for a two-year period to acquire one (1) share of Common Stock at a price of $0.01 per share; The fair value of these warrants is $719,774. The warrants were valued using the Black-Scholes model with volatility of 390% and discount rate of 2.72%. The Class I warrants are fully vested and were accordingly included in expenses as stock based compensation. The exercise of these warrants is subject to a 9.9% conversion limitation.

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

The Company currently plans to satisfy its cash requirements for the next 12 months by raising funds through private offerings of equity and/or debt and believes it can satisfy its cash requirements so long as it is able to obtain financing. The Company expects that money borrowed will be used during the next 12 months to satisfy the Company’s operating costs, professional fees and for general corporate purposes. There can be no assurance that any future financing will be available to us when needed, and on commercially reasonable terms.

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

On December 10, 2018 three consultants were issued 750,000 Class J Warrants exercisable for a three-year period to acquire one (1) share of Common Stock at a price of $0.30 per share; The fair value of these warrants is $1,199,643. The warrants were valued using the Black-Scholes model with volatility of 390% and discount rate of 2.73%. The Class J warrants are fully vested and were accordingly included in expenses as stock based compensation. The exercise of these warrants is subject to a 9.9% conversion limitation.

On December 10, 2018 three consultants were issued 450,000 Class I Warrants exercisable for a two-year period to acquire one (1) share of Common Stock at a price of $0.01 per share; The fair value of these warrants is $719,774. The warrants were valued using the Black-Scholes model with volatility of 390% and discount rate of 2.72%. The Class I warrants are fully vested and were accordingly included in expenses as stock based compensation. The exercise of these warrants is subject to a 9.9% conversion limitation.

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

Note (5) Related Party Transactions

On October 17, 2017, Amir Uziel, Attribute Ltd, Lavi Krasney and Kfir Silberman (controlling shareholder of L.I.A. Pure Capital Ltd) purchased 650,000 additional shares each, or 2,600,000 total shares at $0.01 per share for a total cash consideration of $26,000. At that time, the Company sold an additional 3,700,000 shares of common stock to other purchasers. As a result, following these transactions, Amir Uziel, Attribute Ltd, Lavi Krasney and Kfir Silberman (controlling shareholder of L.I.A. Pure Capital Ltd.) were no longer the Company’s control persons.

During the year ended December 31, 2018, 50,000 shares were issued to one officer for services the shares were valued at $26,000.

On December 10, 2018 the Company entered into separate service agreements with Amir Uziel Economic Consultant Ltd., Capitalink Ltd. and L.I.A. Pure Capital Ltd. under which the following were issued:

750,000 Class J Warrants exercisable for a three-year period to acquire one (1) share of Common Stock at a price of $0.30 per share. The fair value of these warrants is $1,199,643. The warrants were valued using the Black-Scholes model with volatility of 390% and discount rate of 2.73%. The Class J warrants are fully vested and were accordingly included in expenses as stock based compensation. The exercise of these warrants is subject to a 9.9% conversion limitation.

450,000 Class I Warrants exercisable for a two-year period to acquire one (1) share of Common Stock at a price of $0.01 per share the following warrants were issued pursuant to the terms of the service agreements. The fair value of these warrants is $719,774. The warrants were valued using the Black-Scholes model with volatility of 390% and discount rate of 2.72%. The Class I warrants are fully vested and were accordingly included in expenses as stock based compensation. The exercise of these warrants is subject to a 9.9% conversion limitation.

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

The percentages below are calculated based on 10,964,302 issued and outstanding shares of common stock outstanding as of April 1, 2019.

Name of Beneficial Owner	Common Stock Beneficially Owned	Percentage of Common Stock Owned
Attribute Ltd.(1)	787,500	7.2%
20 Raul Wallenberg St
Tel Aviv, Israel
Kfir Silberman and L.I.A. Pure Capital Ltd.(2) (entity controlled by Kfir Silberman)	1,107,505	9.9%
3 Ha’armonim St.,
Ramat Gan, Israel
Amir Uziel and Amir Uziel Economic Consulting Ltd. (entity controlled by Amir Uziel) (3)	1,107,505	9.9%
5 Shira St Street
Rishon Lezion, Israel
Lavi Krasney and Capitalink Ltd. (entity controlled by Lavi Krasney) (4)	1,107,505	9.9%
8 Paamoni Street
Rishon Lezion, Israel
Liron Carmel, CEO and Chairman	300,000	2.7%
40 Wall Street, 28th Floor
New York, NY 10005
All officers and directors as a group (2 persons)	449,576	4.1%

(1)	Itschak Shrem, CEO of Attribute Ltd. (“Attribute”) has sole voting and dispositive power over the shares owned by Attribute.
(2)	Kfir Silberman, CEO of L.I.A. Pure Capital Ltd. (“Pure Capital”) has sole voting and dispositive power over the shares owned by Pure Capital. Includes 320,005 shares underlying warrants. Does not include 79,995 shares underlying warrants the exercise of which are subject to a 9.9% conversion limitation.
(3)	Includes 320,005 shares underlying warrants. Does not include 79,995 shares underlying warrants the exercise of which are subject to a 9.9% conversion limitation.
(4)	Includes 320,005 shares underlying warrants. Does not include 79,995 shares underlying warrants the exercise of which are subject to a 9.9% conversion limitation.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTORS INDEPENDENCE

On October 17, 2018 each of Amir Uziel, Attribute Ltd, Lavi Krasney and Kfir Silberman, each a 5% stockholder, purchased in a private offering, 650,000 shares of common stock at $0.01 per share for an aggregate of $26,000.

On December 12, 2018, the Company entered into a business development service agreement with Amir Uziel Economic Consulting Ltd. (1), a company controlled by 5% stockholders, for which the company issued: (i) 150,000 Class I Warrants exercisable for a period of two years at an exercise price of $.01 per share and (ii) 250,000 Class J Warrants exercisable for a period of three years at an exercise price of $.30 per share. The exercise of these warrants is subject to a 9.9% conversion limitation.

On December 12, 2018, the Company entered into a business development service agreement with, Capitalink Ltd. (2) a company controlled by 5% stockholders, for which the company issued: (i) 150,000 Class I Warrants exercisable for a period of two years at an exercise price of $.01 per share and (ii) 250,000 Class J Warrants exercisable for a period of three years at an exercise price of $.30 per share. The exercise of these warrants is subject to a 9.9% conversion limitation.

On December 12, 2018, the Company entered into a business development service agreement with L.I.A. Pure Capital Ltd. (3), a company controlled by 5% stockholders, for which the company issued: (i) 150,000 Class I Warrants exercisable for a period of two years at an exercise price of $.01 per share and (ii) 250,000 Class J Warrants exercisable for a period of three years at an exercise price of $.30 per share. The exercise of these warrants is subject to a 9.9% conversion limitation.

(1)	Amir Uziel, CEO of Amir Uziel Economic Consulting Ltd. (“Amir Uziel EC”) has sole voting and dispositive power over the shares owned by Amir Uziel EC.
(2)	Lavi Krasney, CEO of Capitalink Ltd. (“Capitalink”) has sole voting and dispositive power over the shares owned by Capitalink.
(3)	Kfir Silberman, CEO of L.I.A. Pure Capital Ltd. (“Pure Capital”) has sole voting and dispositive power over the shares owned by Pure Capital.

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description
3.1.1	Articles of Incorporation of the Company (filed ith the Company’s Form 10-SB with the SEC on May 11, 1999)
3.1.2	Certificate of Amendment for Name Change to CannaPowder, Inc dated December 11, 2017 (filed with the Company’s Form 10-12G/A on July 3, 2018)
3.1.3	Certificate of Organization of CannaPowder Ltd, organized in Israel dated August 20, 2017 (filed with the Company’s Form 10-12G/A September 24, 2018)
10.1	Feasibility Study and Option Agreement dated September 14, 2017 (filed with the Company’s Form 10-12G/A with the SEC on September 24, 2018)
10.2	License Agreement with Yissum dated May 2, 2018, (filed with the Company’s Form 10-12G/A with the SEC on September 24, 2018)
10.3	Research Agreement with Yissum dated May 2, 2018 (filed with the Company’s Form 10-12G/A with the SEC on September 24, 2018)
21	List of Subsidiaries (filed with the Company’s Registration Statement on Form S-1 filed with the SEC on February 6, 2019)

31.1 *	Certification of CEO pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 *	Certification of CEO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 *	Certification of CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CannaPowder, Inc.

Date: September 10, 2019	By:	/s/ Shai Cohen
Shai Cohen Chief Executive Officer and Chairman (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Shai Cohen
Shai Cohen
Chief Executive Officer and Chairman
(Principal Executive Officer)
Date: September 10, 2019

By:	/s/ Oded Gilboa
Oded Gilboa
Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: September 10, 2019

