Form 10-Q
period 2019-09-30
CANNAPOWDER, INC.
filed 2019-11-14
CIK 1086082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission file number: 000-26027

CANNA POWDER, INC.

(Exact Name Of Registrant As Specified In Its Charter)

Nevada	68-0080601
(State of Incorporation)	(I.R.S. Employer Identification No.)

2170 Century Park East #210 Los Angeles CA 90067	6971916
(Address of Principal Executive Offices)	(ZIP Code)

Registrant’s Telephone Number, Including Area Code: +(972) 54-222-9702

Securities registered pursuant to Section 12(b) of the Act: None

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

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

On November 14, 2019 the Registrant had 12,403,052 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Canna Powder, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2019	December 31, 2018
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$68,855	$606,245
Marketable Securities	-	108,164
Prepaid expenses	17,256	12,847
Total current assets	86,111	727,256

Total assets	$86,111	$727,256

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$-	$25,159
Accounts payable to related party	-	-
Total current liabilities	-	25,159

Total liabilities	$-	$25,159

Stockholders’ equity

Common stock, par value $0.00001 per share, 495,000,000 common shares authorized, 5,000,000 preferred shares authorized; 12,403,052 and 10,518,226 shares issued and outstanding at September 30, 2019 and December 31, 2018 respectively.	$124	$105
Accumulated other comprehensive income (loss)	5,338	(173,832)
Non-controlling interest	(96,447)	(37,893)
Stock Payable	-	15,000
Additional paid in capital	5,944,356	4,472,095
Accumulated deficit	(5,767,260)	(3,573,378)

Total stockholders’ equity	86,111	702,097

Total liabilities and stockholders’ equity	$86,111	$727,256

The accompanying notes are an integral part of these condensed consolidated financial statements.

Canna Powder, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended		For the nine months ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018

Revenues	$-	$-	$-	$-

Expenses:
Research and Development expenses	(37,865)	(45,321)	(120,307)	(102,202)
General and Administrative expenses	(447,490)	(57,300)	(2,104,260)	(295,183)

Total operating expenses	(485,355)	(102,621)	(2,224,567)	(397,385)

OTHER EXPENSE:
Loss on sale of marketable securities	(251)	-	(27,869)	-
Total other expense	(485,606)	-	(27,869)	-

Net (Loss)	(485,606)	(102,621)	(2,252,436)	(397,385)

Provision for income taxes	-	-	-	-

Net loss	(485,606)	(102,621)	(2,252,436)	(397,385)
Less: loss attributable to non-controlling Interest	21,462	6,685	58,554	21,872
Net loss attributable to Canna Powder, Inc.	(464,144)	(95,936)	$(2,193,882)	$(375,513)

Loss per share – basic and diluted	(0.04)	(0.01)	$(0.19)	$(0.04)
Weighted average shares outstanding Basic and diluted	12,301,559	9,948,077	11,737,185	9,372,940

The accompanying notes are an integral part of these condensed consolidated financial statements.

Canna Powder, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

	For the three months ended		For the nine months ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018

Net loss	$(485,606)	$(102,621)	$(2,252,436)	$(397,385)
Less: Non-controlling interest	21,462	6,685	58,554	21,872

Total (loss) attributable to Canna Powder, Inc. ordinary shareholders.	(464,144)	(95,936)	(2,193,882)	(375,513)

Other comprehensives (loss) income:
- Foreign currency translation	5,990	(874)	12,802	(8,023)
- Unrealized holding gains (losses)	-	-	138,499	-
- Reclassification adjustments for realized losses (gains) on marketable securities.	-	-	27,869	-
Net comprehensive (loss) attributable to Canna Powder, Inc. ordinary shareholders.	(458,154)	(97,810)	(2,015,712)	(383,536)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Canna Powder, Inc.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

	Common stock		Additional Paid-In	Stock		Non- Controlling	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Payable		Interest	Income (Loss)	Deficit	Totals
Balance as of June 30, 2018	9,948,077	99	$1,261,051	$		$(15,187)	$(3,794)	$(402,741)	$839,428
Translation adjustments	-	-	-		-		(876)	-	(876)
Net loss for the three months ended September 30, 2018	-	-	-		-	(6,685)	-	(95,936)	(375,513)
Balance as of September 30, 2018	9,948,077	99	$1,261,051	$		$(21,872)	$(4,670)	$(498,677)	$735,931

Balance as of June 30, 2019	12,156,177	$120	$5,832,996		$-	(74,985)	$(650)	$(5,303,116)	$454,365
Cashless exercise of warrants	246,875	3	(3)		-	-	-	-	-
Warrants issued for services	-	-	111,363						111,363
Translation adjustments	-	-	-		-	-	5,988	-	5,988
Net loss for the three months ended September 30, 2019	-	-	-		-	(21,462)	-	(464,144)	(485,606)
Balance as of September 30, 2019	12,403,052	$124	$5,944,356		$-	(96,447)	$5,338	$(5,767,260)	$86,111

	Common stock		Additional Paid-In	Stock	Non- Controlling	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Payable	Interest	Income (Loss)	Deficit	Totals
Balance as of December 31, 2017	8,591,577	86	$447,164	-	-	$3,353	$(123,164)	$327,439
Shares Issued for Cash	1,356,500	13	813,887	-	-	-	-	813,900
Translation adjustments	-	-	-	-	-	(8,023)	-	(8,023)
Net loss for the nine months ended December 31, 2018	-	-	-	-	(21,872)	-	(375,513)	(397,385)
Balance as of September 30, 2018	9,948,077	$99	$1,261,051	$	$(21,872)	$(4,670)	$(498,677)	$735,931

Balance as of December 31, 2018	10,518,226	$105	$4,472,095	$15,000	(37,893)	$(173,832)	$(3,573,378)	$702,097
Shares Issued for Cash	334,000	3	333,997	-	-	-	-	334,000
Cashless exercise of warrants	1,538,326	16	(16)	-	-	-	-	-
Warrants issued for services	-	-	1,123,280	-	-	-	-	1,123,280
Stock payable issued	12,500		15,000	(15,000)	-	-	-	-
Translation adjustments	-	-	-	-	-	12,802	-	13,852
Realized loss on marketable securities	-	-	-	-	-	166,368	-	165,318
Net loss for the nine months ended September 30, 2019	-	-	-	-	(58,554)	-	(2,193,882)	(2,252,436)
Balance as of September 30, 2019	12,403,052	$124	$5,944,356	$-	(96,447)	$5,338	$(5,767,260)	$86,111

The accompanying notes are an integral part of these condensed consolidated financial statements.

Canna Powder, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the nine months	For the nine months
	ended	ended
	September 30, 2019	September 30, 2018

Operating Activities:
Net (loss) attributable to Canna Powder, Inc.	$(2,193,882)	$(375,513)
Non –controlling interest in loss of consolidated subsidiary	(58,554)	(21,872)
Non-cash compensation	1,123,281	-
Loss on sale of marketable securities	27,869	-
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Changes in net assets and liabilities:
Decrease (increase) in prepaid expenses	8,141	(10,321)
(Decrease) increase in Accounts payable and accrued liabilities	(25,159)	(800)

Net Cash (used in) operating activities	(1,118,304)	(408,506)

Investing Activities:
Cash received for sale of marketable securities	234,112	-
Net Cash provided by investing activities	234,112	-

Financing Activities:
Principal payment on debt	-	(2,687)
Proceeds from sale of common stock (net of issuance expenses)	334,000	813,900
Net Cash provided by financing activities	334,000	811,213
Effect of currency on cash	12,802	(8,023)

Net increase (decrease) in cash	(537,390)	394,684

Cash and cash equivalents - beginning of period	$606,245	$326,730

Cash and cash equivalents - end of period	$68,855	$721,414

Non Cash items:
Common shares issued from stock payable	$15,000	$-
Cashless exercise of warrants	$16	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

CANNA POWDER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Subsidiary’s management consists of Ariel Dor, its General Manger, and Rafi Ezra, its CTO.

Research is being conducted at the Hebrew University pursuant to the terms of a Feasibility Study and Option Agreement under the supervision of the inventor of the technology, Professor Shlomo Magdassi (the “Development Program”).

The Company currently expects that the Development Program will be completed within three years from its start, with commercial sales starting in 2021. However, there can be no assurance that the Development Program will, in fact, be successful, nor can there be any assurance that the Company may not require additional capital to fully implement its business plan and complete production of commercially viable products based on its technology which is the subject of the Feasibility Study discussed below under “Planned Research and Development and Current Trends.”

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

The accompanying unaudited condensed consolidated financial statements of the Company are presented in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for an air presentation have been made. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2018 and the notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on April 1, 2019.

Cash and Cash Equivalents

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents. As of September 30, 2019, and December 31, 2018, we had cash and cash equivalents of $68,855 and $606,245 respectively.

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

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of September 30, 2019 and December 31 2018, the carrying value of accounts payable and accrued liabilities approximated fair value due to the short-term nature and maturity of these instruments.

Deferred Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed. At the time of the completion of the offering, the costs are charged against the capital raised. Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable. As of September 30, 2019 and December 31, 2018, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

Use of Estimates

The financial statements are prepared on the basis of US GAAP. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent liabilities at the date of the financial statements, and the reported expenses during the reporting period. Actual results could differ from those estimates made by management. There are no leases in the Company, thus the financial statements do not include estimates to recognize assets and liabilities related to implementing the new leases standard ASC 842.

Impact of Recently Issued Accounting Standards

On December 15, 2018 the Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) 2016-02, Leases (Topic 842) issued on February 25, 2016 became effective. Under the new provisions, all lessees will report a right-of-use asset and a liability for the obligation to make payments for all leases with the exception of those leases with a term of 12 months or less. All other leases will fall into one of two categories: Financing leases, similar to capital leases, will require the recognition of an asset and liability, measured at the present value of the lease payments or Interest on the liability will be recognized separately from amortization of the asset. Principal repayments will be classified as financing outflows and payments of interest as operating outflows on the statement of cash flows. Operating leases will also require the recognition of an asset and liability measured at the present value of the lease payments. A single lease cost, consisting of interest on the obligation and amortization of the asset, calculated such that the amortization of the asset will increase as the interest amount decreases resulting in a straight-line recognition of lease expense. All cash outflows have been classified as operating on the statement of cash flows.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this Update modify certain disclosure requirements of fair value measurements and are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. The Company is currently evaluating the impact on its financial statements of the adoption of this new accounting pronouncement.

In June 2018, the FASB issued Accounting Standards Update, or ASU 2018-07, Compensation - Stock Compensation (Topic 718), which simplifies the accounting for non-employee share-based payment transactions. The new standard expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from non-employees. ASU 2018-07 is effective for fiscal years beginning after December 15, 2018 (including interim periods within that fiscal year), with early adoption permitted. The Company adopted the new standard in the second quarter of 2018 and the new standard is applied share-based payment transactions as reflected in the Company’s unaudited condensed consolidated financial statements.

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

In March 2017, the FASB issued Update 2017-08—Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. For public business entities, the amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, including adoption in an interim period. The Company adopted the new standard and the new standard is reflected in the Company’s unaudited condensed consolidated financial statements.

In March 2017, the FASB issued Update 2017-07—Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. Effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those annual periods. For other entities, the amendments in this Update are effective for annual periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. Early adoption is permitted as of the beginning of an annual period for which financial statements (interim or annual) have not been issued or made available for issuance. The Company adopted the new standard and the new standard is reflected in the Company’s unaudited condensed consolidated financial statements.

Note (2) Going Concern

The Company has limited operations its current deficit amount is $5,767,260 as of September 30, 2019. The accompanying financial statements have been prepared in conformity with US GAAP, which contemplate continuation of the Company as a going concern. The Company has not yet generated any revenue to cover its operating costs, and as such, has incurred an operating loss since inception. These negative cash flows from operations, limited business operations and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Note (3) Prepaid expenses

Prepaid expenses of $17,256 at September 30, 2019 and $12,847 at December 31, 2018, consist of tax whithld at asource by VAT paid to be refunded from the Israel VAT authority and income tax withheld related to sale of marketable securities.

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

On May 1, 2018, one consultant was issued a two-year Class B Warrants to acquire an aggregate of 41,000 shares of common stock at an exercise price of $1.20 per share. The fair value of these warrants is $26,731. The warrants were valued using the Black-Scholes model with volatility of 139% and discount rate of 2.50%. The Class B warrants are fully vested and were accordingly included in expenses as stock based compensation.

On December 10, 2018, three consultants were issued 750,000 Class J Warrants exercisable for a three-year period to acquire one share of common stock at a price of $0.30 per share; The fair value of these warrants is $1,199,643. The warrants were valued using the Black-Scholes model with volatility of 390% and discount rate of 2.73%. The Class J warrants are fully vested and were accordingly included in expenses as stock based compensation.

On December 10, 2018, three consultants were issued 450,000 Class I Warrants exercisable for a two-year period to acquire one share of common stock at a price of $0.01 per share; The fair value of these warrants is $719,774. The warrants were valued using the Black-Scholes model with volatility of 390% and discount rate of 2.72%. The Class I warrants are fully vested and were accordingly included in expenses as stock based compensation.

On November 1, 2018, two consultants were issued 200,000 Class E Warrants exercisable for a four-year period to acquire one share of common stock at a price of $0.01 per share; The fair value of these warrants are $ 249,998. The warrants were valued using the Black-Scholes model with volatility of 388% and discount rate of 2.94%. The Class E warrants are fully vested and were accordingly included in expenses as stock based compensation.

On November 1, 2018, one consultant was issued 100,000 Class F Warrants exercisable for a five-year period to acquire one share of common stock at a price of $3.00 per share; The fair value of these warrants is $124,997. The warrants were valued using the Black-Scholes model with volatility of 388% and discount rate of 2.96%. The Class F warrants are fully vested and were accordingly included in expenses as stock based compensation.

On November 1, 2018, one consultant was issued 200,000 Class G Warrants exercisable for a five-year period to acquire one share of common stock at a price of $5.00 per share; The fair value of these warrants is $249,994. The warrants were valued using the Black-Scholes model with volatility of 388% and discount rate of 2.96%. The Class G warrants are fully vested and were accordingly included in expenses as stock based compensation.

On November 1, 2018, one consultant was issued 100,000 Class H Warrants exercisable for a five-year period to acquire one share of common stock at a price of $1.00 per share; The fair value of these warrants is $124,999. The warrants were valued using the Black-Scholes model with volatility of 388% and discount rate of 2.96%. The Class H warrants are fully vested and were accordingly included in expenses as stock based compensation.

On December 12, 2018, one consultant was issued 50,000 Class C Warrants exercisable for a four-year period to acquire one share of common stock at a price of $2.40 per share; The fair value of these warrants is $62,492. The warrants were valued using the Black-Scholes model with volatility of 388% and discount rate of 2.94%.

On December 12, 2018, one consultant was issued 75,000 Class E Warrants exercisable for a five-year period to acquire one share of common stock at a price of $0.01 per share. The warrants are vesting equally over eight quarters, thus the fair value of the vested amount recorded as expense as of September 30, 2019 was $9,439 in 2018 plus $24,311 in Q1 and Q2 2019 out of $89,999 total value. The warrants were valued using the Black-Scholes model with volatility of 389% and discount rate of 2.22%.

On January 1, 2019, the Company issued an officer in consideration for services 300,000 Class I Warrants exercisable for a period of two years at an exercise price of $.01 per share. The warrants vest one third immediately, one third on December 31, 2019 and one third on December 31, 2020. The fair value of the vested amount recorded as expense as of September 30, 2019 was $159,341 out of $229,957 total value. The warrants were valued using the Black-Scholes model with volatility of 394% and discount rate of 2.47%.

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

On May 1, 2019, Shai Cohen, Chairman and CEO, was issued 150,000 Class F Warrants exercisable for a three-year period to acquire one share of common stock at a price of $3.00 per share; The Class F warrants are vesting equally over twelve quarters, thus the fair value of the vested amount recorded as expense as of September 30, 2019 was $27,476 out of $329,716 total value. The warrants were valued using the Black-Scholes model with volatility of 389% and discount rate of 2.28%.

On May 1, 2019, Shai Cohen, Chairman and CEO was issued 100,000 Class G Warrants exercisable for a five-year period to acquire one share of common stock at a price of $5.00 per share; The Class G warrants are vesting equally over twelve quarters, thus the fair value of the vested amount recorded as expense as of September 30, 2019 was $36,661 out of $219,968 total value. The warrants were valued using the Black-Scholes model with volatility of 389% and discount rate of 2.30%.

On May 1, 2019, Shai Cohen, Chairman and CEO was issued 150,000 Class H Warrants exercisable for a five-year period to acquire one share of common stock at a price of $1.00 per share; The Class H warrants are vesting equally over twelve quarters, thus the fair value of the vested amount recorded as expense as of September 30, 2019 was $54,996 out of $329,979 total value. The warrants were valued using the Black-Scholes model with volatility of 389% and discount rate of 2.30%.

On May 1, 2019, Shai Cohen, Chairman and CEO was issued 250,000 Class I Warrants exercisable for a two-year period to acquire one share of common stock at a price of $.01 per share; The Class I warrants are vesting equally over twelve quarters, thus the fair value of the vested amount recorded as expense as of September 30, 2019 was $91,658 out of $549,945 total value. The warrants were valued using the Black-Scholes model with volatility of 389% and discount rate of 2.28%.

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

On June 1, 2019, one consultant was awarded 25,000 Class A Warrants exercisable for a two-year period to acquire one share of common stock at a price of $.50 per share for service provided to the Company. The fair value of the vested amount recorded as expense as of September 30, 2019 was $49,857. The warrants were valued using the Black-Scholes model with volatility of 389% and discount rate of 1.82%.

On June 25, 2019 one consultant was awarded 17,000 Class I Warrants exercisable for a two-year period to acquire one share of common stock at a price of $.01 per share for services provided to the Company. The fair value of the vested amount recorded as expense as of September 30, 2019 was $23,792. The warrants were valued using the Black-Scholes model with volatility of 389% and discount rate of 1.71%.

Following is a table of warrant and options outstanding as of September 30, 2019 and exercisable along with the exercise price and range of remaining term.

Type	Quantity	Exercise Price	Expiration Date
Warrants Class A	825,000	$0.50	12 Months
Warrants Class B	1,599,166	$1.20	12-18 Months
Warrants Class C	50,000	$2.4	48 Months
Warrants Class D	330,983	$2.4	8 Months
Warrants Class E	325,000	$0.01	48 Months
Warrants Class F	584,000	$3.00	36 Months
Warrants Class G	634,000	$5.00	60 Months
Warrants Class H	250,000	$1.00	60 Months
Warrants Class I	467,000	$0.01	24 Months
Total	5,065,149

On September 30, 2019 and December 31, 2018 there were approximately 227 and 226 holders of record and 12,403,052 and 10,518,226 shares of the Company’s common stock par value $0.00001 per share, outstanding, respectively. All shares of common stock are entitled to one vote per share in all matters submitted to the shareholders. No preferred shares were issued and outstanding at September 30, 2019 and December 31, 2018.

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

Securities Authorized for Issuance under Equity Compensation Plans – None.

Note (5) Marketable Securities

Marketable Securities of $0 at September 30, 2019 and $108,164 at December 31, 2018 consist of 200,000 shares of UNV Medicine Ltd. a public company organized under the laws of Israel (“UNV”). CannaPowder Israel paid $274,531 to UNV for the Marketable Securities for which in return UNV will finance and purchase a line of equipment to be used for the production of certain products, based on CannaPowder Israel’s specifications. On April 24, 2019 CannaPowder Israel sold the 200,000 UNV shares for $234,112 and recorded a realized loss on marketable securities of $27,618. As of December 31, 2018, CannaPowder Israel’s Statements of Operations included a $166,010 unrealized loss from Marketable Securities which as of the date of the sale, April 24, 2019, were reclassified and included in the $27,869 realized loss on marketable securities.

Note (6) Income Taxes

The provision (benefit) for income taxes for the periods ended September 30, 2019 and December 31, 2018, was as follows (assuming a 21% effective tax rate in 2019 and 21% in 2018):

	September 30, 2019	December 31, 2018
Current tax provision:
Federal-
Taxable income	$-	$-
Total current tax provision	$-	$-

The Company had deferred income tax assets as of September 30, 2019 and December 31, 2018 as follows:

	September 30, 2019	December 31, 2018
Loss carryforwards	$1,211,125	$750,409
Less- Valuation allowance	(1,211,125)	(750,409)
Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the period ended September 30, 2019 and December 31, 2018, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of September 30, 2019, and December 31, 2018, the Company had approximately $1,729,738 and $123,164, respectively, in tax loss carryforwards that can be utilized in future periods to reduce taxable income and which expire by the year 2030.

The Company did not identify any material uncertain tax positions that will be filed. The Company did not recognize any interest or penalties for unrecognized tax benefits during the three months ended September 30, 2019 or the year ended December 31, 2018.

The Company intends to file income tax returns in the United States. All tax years are closed by expiration of the statute of limitations.

Note (7) Related Party Transactions

On January 31, 2019, One of a kind marketing DUSA LLC, a Texas limited liability company (“Dusa”) was issued 50,000 Class E Warrants exercisable for a four-year period to acquire one share of common stock at a price of $0.01 per share; The fair value of these warrants are $94,999. The warrants were valued using the Black-Scholes model with volatility of 390% and discount rate of 2.43%. The Class E warrants are fully vested and were accordingly included in expenses as stock based compensation. On May 1, 2019, the Subsidiary entered into a service agreement (the “Dusa Service Agreement”) with One of a kind marketing DUSA LLC, to provide international business development and strategic marketing services to the Subsidiary. The term of the Agreement commenced on May 1, 2019 and will continue as long as the Company continues its operations and progress in fulfilling its goals unless sooner terminated in accordance with the Agreement. As compensation therefor, Dusa will be entitled to monthly fee of $15,000. The Subsidiary and Dusa may terminate the Dusa Service Agreement at any time upon 30 days prior written notice.

On May 1, 2019, the Company, entered into a service agreement with Shai Cohen Chairman and CEO pursuant to which Mr. Cohen will serve as chief executive officer and chairman of the board of the Company. The term of the Cohen Service Agreement commenced on May 1, 2019 and will continue as long as the Company continues its operations and progress in fulfilling its goals unless sooner terminated in accordance with the Agreement. As compensation therefor, Mr. Cohen received the following warrants:

(i) 150,000 Class F Warrants exercisable for a three-year period to acquire one share of common stock at a price of $3.00 per share; The Class F warrants are vesting equally over twelve quarters, thus the fair value of the vested amount recorded as expense as of September 30, 2019 was $27,476 out of $329,716 total value. The warrants were valued using the Black-Scholes model with volatility of 389% and discount rate of 2.28%.

(ii) 100,000 Class G Warrants exercisable for a five-year period to acquire one share of common stock at a price of $5.00 per share; The Class G warrants are vesting equally over twelve quarters, thus the fair value of the vested amount recorded as expense as of September 30, 2019 was $18,331 out of $219,968 total value. The warrants were valued using the Black-Scholes model with volatility of 389% and discount rate of 2.30%.

(iii) 150,000 Class H Warrants exercisable for a five-year period to acquire one share of common stock at a price of $1.00 per share; The Class H warrants are vesting equally over twelve quarters, thus the fair value of the vested amount recorded as expense as of September 30, 2019 was $27,498 out of $329,979 total value. The warrants were valued using the Black-Scholes model with volatility of 389% and discount rate of 2.30%.

(iv) 250,000 Class I Warrants exercisable for a two-year period to acquire one share of common stock at a price of $.01 per share; The Class I warrants are vesting equally over twelve quarters, thus the fair value of the vested amount recorded as expense as of September 30, 2019 was $45,829 out of $549,945 total value. The warrants were valued using the Black-Scholes model with volatility of 389% and discount rate of 2.28%.

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

On January 1, 2019, the Company issued one officer in consideration for services 300,000 Class I Warrants exercisable for a period of three years at an exercise price of $.01 per share and 300,000 Class J Warrants exercisable for a period of three years at an exercise price of $.30 per share. The warrants vest one third immediately, one third on December 31, 2019 and one third on December 31, 2020. The fair value of the vested amount recorded as expense as of September 30, 2019 was $149,966 out of $449,898 total value. The warrants were valued using the Black-Scholes model with volatility of 394% and discount rate of 2.47%. On February 28, 2019, 100,000 Class I warrants were converted to 99,576 common shares in a cashless exercise.

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

Results of Operations

Three months ended September 30, 2019 and September 30, 2018

Revenues

We have not generated any revenues in the three months ended September 30, 2019 and September 30, 2018.

Operating Expenses

Total operating expenses for the three months ended September 30, 2019 were $485,355 compared to total operating expenses of $102,621 for the three months ended September 30, 2018 mostly due to non-cash compensation and increase in operating subsidiary expenses.

Research and development expenses during the three months ended September 30, 2019 were $37,865 as compared to $45,321 during the three months ended September 30, 2018. The slight decrease was due to decrease in research and development activities of the Subsidiary.

General and administrative expenses during the three months ended September 30, 2019 were $447,490 as compared to $57,300 during the three months ended September 30, 2018 and were comprised primarily of non-cash compensation and other general and administrative expenses. The increase was primarily due to non-cash compensation and an increase in general and administrative expenses incurred in the Subsidiary.

Other expenses during the three months ended September 30, 2019 were $251 as compared to $0 during the three months ended September 30, 2018.

Net Loss

We incurred a net loss attributable to the Company of $464,144 during the three months ended September 30, 2019 compared to $95,936 during the three months ended September 30, 2018 and a loss attributable to non-controlling interest for the three months ended September 30, 2019 of $21,462 compared to $6,685 during the three months ended September 30, 2018.

Nine months ended September 30, 2019 and September 30, 2018

Revenues

We have not generated any revenues in the nine months ended September 30, 2019 and September 30, 2018.

Operating Expenses

Total operating expenses for the nine months ended September 30, 2019 were $2,224,567 compared to total operating expenses of $397,385 for the nine months ended September 30, 2018.

Our research and development expenses during the nine months ended September 30, 2019 were $120,307 compared to $102,202 for the nine months ended September 30, 2018. The increase was due to research and development activities of the Subsidiary.

Our general and administrative expenses during the nine months ended September 30, 2019 were $2,104,260 compared to the general and administrative expense of $295,183 for the nine months ended September 30, 2018. The increase was mostly due to non-cash compensation and increase in general and administrative expenses incurred in the Subsidiary.

Other expenses during the nine months ended September 30, 2019 were $27,869 as compared to $0 during the nine months ended September 30, 2018. The increase was due to loss on sale of marketable securities in the Subsidiary.

Net Loss

We incurred a net loss attributable to the Company of $2,193,882, during the nine months ended September 30, 2019, compared to $375,513 during the nine months ended September 30, 2018. The loss attributable to non-controlling interest for the nine months ended September 30, 2019 was and $58,554, compared to $21,872 during the same period in the prior year.

Liquidity and Capital Resources

As of September 30, 2019 we had $86,111 in total assets consisting of cash and cash equivalents of $68,855, and prepaid assets of $17,256.

We had positive working capital of $86,611 as of September 30, 2019 compared to $702,097 at December 31, 2018. Such working capital has been sufficient to sustain our operations to date. Our total liabilities as of September 30, 2019 were $0 compared to $25,159 at December 31, 2018.

Net Cash Used in Operating Activities

During the nine months ended September 30, 2019, we used $1,118,304 in our operating activities. This resulted from a net loss of $2,193,882 attributable to the Company, $58,554 loss attributable to non-controlling interest, a decrease of $25,159 in accounts payable and accrued liabilities, offset by a decrease in prepaid expenses of $8,141, loss on sale of marketable securities of $27,869 and non-cash compensation of $1,123,281 which represented non-cash compensation for services provided by the Company’s Chairman and CEO as well as the Subsidiary’s general manager and consultants.

During the nine months ended September 30, 2018, we used $408,506 in our operating activities. This resulted from a net loss of $375,513 attributable to the Company, $21,872 loss attributable to non-controlling interest and increase in prepaid expenses of $10,321 and a decrease of $800 in accounts payable and accrued liabilities.

Net Cash Used provided by Investing Activities

During the nine months ended September 30, 2019, we financed our negative cash flow through the sale of marketable securities in the amount of $234,112.

During the nine months ended September 30, 2018 there were no investment activities.

Net Cash Provided by Financing Activities

During the nine months ended September 30, 2019, we financed our negative cash flow by financing activities through the sale of common stock in the amount of $334,000.

During the nine months ended September 30, 2018, we financed our negative cash flow through the sale of common stock in the amount of $813,900 offset by payments to notes payable of $2,687.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of September 30, 2019, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, based on the material weaknesses discussed below, our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Act Commission’s rules and forms and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

November 14, 2019

