Form 10-K
period 2019-12-31
CANNAPOWDER, INC.
filed 2020-04-14
CIK 1086082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

Commission file number 000-26027

CANNAPOWDER, INC.

(Exact Name Of Registrant As Specified In Its Charter)

Nevada	20-3353835
(State of Incorporation)	(I.R.S. Employer Identification No.)

2170 Century Park East #210 Los Angeles CA 90067	6971916
(Address of Principal Executive Offices)	(ZIP Code)

Registrant’s Telephone Number, Including Area Code: (212) 400-7198

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

Securities Registered Pursuant to Section 12(g) of The Act: Common Stock, $0.0001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes [  ]No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer a smaller reporting company, or an emerging growth company. See the definitions of the “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

On April 10, 2020, the Registrant had 12,799,052 shares of common stock outstanding.

2

Cautionary Statement regarding Forward-Looking Statements

Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements include, among others, those statements including the words “believes”, “anticipates”, “expects”, “intends”, “estimates”, “plans” and words of similar import. Our forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

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

All references in this Annual Report to the “Company”, “we”, “us”, or “our”, are to Canna Powder, Inc., a Nevada corporation.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Formation and Background

The Company was incorporated in 1999 in the state of Utah under the name Datigen.com, Inc. On August 25, 2005, the Company changed its state of incorporation from Utah to Nevada by merger and changed its name to Smart Energy Solutions, Inc.

Until November 24, 2004, the Company had been involved in various activities, including development and marketing of various internet and internet related products and services, investment in trust deed notes secured by real property, and providing certain construction services relating to compliance with certain provisions of the American Disability Act of 1991. On November 24, 2004, a majority of the Company’s outstanding common stock was purchased by Amir Uziel and six unaffiliated individuals from certain of the Company’s shareholders, including its then Chief Executive Officer, Joseph Ollivier.

On March 23, 2005, the Company acquired from Purisys, Inc., a New Jersey corporation (“Purisys”), the intellectual property rights and certain other assets relating to a product known as the Battery Brain. The Battery Brain is a device that is attached to a motor vehicle battery for the purpose of protecting the vehicle from battery failure and theft. On such date, the Company.

As part of this acquisition, we acquired certain liabilities of Purisys, namely (i) the warranties and service of any Battery Brain products sold prior to the execution and delivery of the Agreement, (ii) any potential claims made by a person who alleges that he assisted in developing the Battery Brain product and (iii) any taxes incurred as a result of the Agreement. We manufactured Battery Brain third party manufacturers in China and Israel.

3

The company thereafter had little business activity.

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

Our Canna Powder Business

On August 30, 2017, the Company formed Canna Powder Ltd. (the “Subsidiary”) which is 90% owned by the Company and 10% owned by Rafi Ezra, co-founder and chief technology officer of the Subsidiary. This business segment is our primary asset and business at this time.

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

On May 2, 2018, the Subsidiary entered into a Research Agreement with Yissum to develop nano-cannabis powder, standardized from cannabis oil in a known cannabinoid composition, with the view to applying it to enable the commercial production of cannabis powder to treat a myriad of medical conditions (the “Cannabis Powder Products”).

The Company currently expects that the research and development program under the Research Agreement will be completed within three years, with commercial sales of Cannabis Powder Products expected to commence in 2021. However, there can be no assurance that the development of the technology will be successful, that research will be completed by 2021 or that commercially viable Cannabis Powder Products will be developed and be accepted by the market in a timely manner, if at all. Additionally, there can be no assurance that the Company will be able to acquire the additional capital to fully implement its business plan and complete production of commercially viable products based on the technology being developed.

On May 2, 2018, the Company entered into a separate License Agreement with Yissum under which the Subsidiary was granted the exclusive license to commercially exploit any technology related to the Cannabis Powder Products resulting from the efforts under the Research Agreement (the “License”). The License expires on the latter of: (i) the date of expiration in such country of the last to expire Licensed Patent included in the Licensed Technology; (ii) the date of expiration of any exclusivity on the Product granted by a regulatory or government body in such country; or (iii) twenty years from the date of the first commercial sale in such country. Should the periods referred to in Subsections (i) or (ii) expire in a particular country prior to the period referred to in Subsection (iii), above, the license in that country or those countries shall be deemed a license to the Know-How during such post-expiration period. The License Agreement also provides that the Subsidiary pay Yissum (i) a royalty equal to 4% of net sales of the Cannabis Powder Products; and (ii) a sublicense fee equal to 20% of any sublicense consideration received by the Subsidiary.

On October 8, 2018, the Company signed a binding memorandum of understating with UNV Medicine Ltd., a company organized under the laws of Israel (“UNV”), under which the Subsidiary paid $274,531 to UNV and in return UNV will finance and purchase a line of production equipment to be used for the production of the Canna Products, based on the Subsidiary’s specifications. In addition, Canna Ltd received 200,000 UNV shares. This agreement was terminated during the fourth quarter of 2019.

As a result of the new business activity, on December 11, 2017 the Company’s name was changed to CannaPowder, Inc. in order to better reflect the Company’s business operations.

Competition

The Company’s CannaPowder business is in a growing and competitive market. We compete with many companies that provide different Cannabis oil related products or by products.

The advantages of cannabis powder are widely accepted and there is reason to believe that other companies and institutions are developing and testing methods to produce powders in commercial quantities.

Existing Approaches for Cannabis Powder

Existing approaches to producing cannabis powders are based on old technologies which absorb oil into existing solid particles.

There is no established market leader and no evidence that any individual company has so far achieved any real market penetration.

The other methods that are currently used to produce cannabis powders include the following:

● Microencapsulation - oil droplets are adsorbed onto solid particles. The solids act as carriers which in one hand contain the oily droplets and on the other hand are water miscible themselves. This technique allows some delivery improvements with relation to oil-only preparations but still suffers from important limitations which include: low oil/solid ratio, typically 15%; low partitioning of the oil from the solid particles and relatively large particle size (10-20 micron) which limits the absorption rate into the target tissues.

● Fine grating of the whole flowers - probably the oldest method, easy to obtain with no need for sophisticated equipment. However, fundamental limitations apply including: unknown cannabinoids ingredients, inactivated cannabinoids and inconsistency between batches.

● Refined butters from cannabis oil - using a series of processes distills and separates certain cannabinoids (usually CBD) resulting in solid oils. Although promising by high purity, Cannabis butters have their limitations. The refining process yields very small amounts and accordingly is not suitable for industrial mass production processes. Cannabis butters are less efficient, clinically, compared to cannabis oil. This is mainly because the process exiles all the other cannabinoids and terpenes which are known to work together producing the desired effects. Finally, partitioning of the cannabinoids out of the butter is very low.

Competitive Advantages

CannaPowder will compete with companies using old technologies based on several factors including:

a)	Ability to supply a consistent product

b)	Ability to provide more effective products

c)	Generally, meet demand for high quality.

d)	Ability to be used in a wide variety of dosage forms.

CannaPowder is confident that its licensed technology will provide a strong edge compared to other companies with new technologies. Its access to research facilities in Israel which have a long experience in the cannabis field can also be decisive.

In addition, first mover advantage will be exploited to build relationships with medical cannabis producers and distributors in the leading territories.

The in-house knowledge in CannaPowder creates the opportunity to design and produce its own pharmaceutical products. In such a model, CannaPowder would supply API's enabling it to initiate new fields of innovative treatments in the medical cannabis world.

There will also be the opportunity for CannaPowder to design and produce its own products, such as inhalers being final products which comprise powders with units for administering the cannabis.

Government Regulation or Approvals

investment opportunity is based on several critical factors, including government Regulation and Approvals. In the world of medical cannabis, important trends are being developed by the regulator.

Israel is widely regarded as a world leader in cannabis research, and is where THC, the primary psychoactive compound in cannabis, was first isolated and identified by Professor Raphael Mechoulam in 1964. As a result of its national regulatory structure, which permits medical testing of cannabis products in controlled scientific studies, Israel is a hotbed of advanced cannabis-related R&D.

There are now 40 companies in Israel that are authorized and licensed for cannabis. That number is expected to reach 200 in the coming years. CannaPowder believes that this will enrich the sector and work for its benefit as more companies emerge in the space. CannaPowder will provide a base product that these companies can use.

Seasonality

We do not have a seasonal business cycle.

Environmental Matters

Our business currently does not implicate any environmental regulation.

Intellectual Property

We do not hold any patents, trademarks or other registered intellectual property on products relating to our business other than as relates to our licenses.

Recent Corporate Developments

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

During the period April 18, 2019 to December 31, 2019 Shai Cohen and affiliated entities acquired an additional 6,586,527 shares of common stock of the Company, Shai Cohen together with his affiliates owning an aggregate of 99% of the issued and outstanding shares of the Company on a fully-diluted basis at such time.

As part of the above transactions in which Shai Cohen and affiliated entities purchased 12,086,527 shares of common stock of the Company from various shareholders, all outstanding warrants which were included in the units sold to investors in the past and warrants agreements issued for services provided to the company were terminated, except for an aggregate of 250,000 Class I Warrants and 150,000 Class E warrants issued to Shai Cohen, which were converted into 396,000 shares of common stock in a cashless exercise on January 7, 2020.

Employees

As of December 31, 2019, we have no employees. Our two executive officers are responsible for the day-to-day operations of our company. We currently outsource all professional services to third parties in an effort to maintain lower operational costs.

Impact of Current Coronavirus (COVID-19) Pandemic on the Company

As of March 29, 2020, we have not experienced any delays or adverse affects relating to Coronavirus Pandemic, except a slight slowdown in planning of the research and development facility in Israel. Nonetheless, as our license is through an Israeli entity which conducts research and operations in Israel, it is anticipated that the Coronavirus related social distancing and “stay at home” rules may slow development, manufacture or marketing of our products. This may have a material impact on our business.

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

Our auditors have expressed substantial doubt in their audit report about our ability to continue as a going concern.

The Company has limited operations and assets and no business revenues. Its primary asset is the license relating to the Cannabis Powder Products. The Company’s recent operations have been limited and the Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. These and other factors have caused our auditors to express substantial doubt about the Company’s ability to continue as a going concern.

The Company’s officers and directors may allocate his time to other businesses thereby causing conflicts of interest in his determination as to how much time to devote to the Company’s affairs. This could have a negative impact on the Company’s ability to implement its plan of operation.

The Company’s officers and directors are not required to commit his full time to the Company’s affairs, which may result in a conflict of interest in allocating his time between the Company’s business and other businesses. Management of the Company is engaged in several other business endeavors and is not obligated to contribute any specific number of his hours per week to the Company’s affairs. If Management’s other business affairs require him to devote more substantial amounts of time to such affairs, it could limit his ability to devote time to the Company’s affairs and could have a negative impact on the Company’s ability to implement its plan of operation.

The Company may be unable to obtain additional financing, to continue paying for its License and developing its product line and to complete its plan of operation or to fund the operations and growth of it business, which could compel the Company to abandon its business.

We will be required to seek additional financing both to sustain our License as well as for additional R&D. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed, we would be compelled to abandon our business plan. In addition, we may require additional financing to fund the operations or growth of our business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of our business. The Company’s officers, director or stockholders are not required to provide any financing to us. Equity financing may dilute current shareholders and debt financing may come with restrictive covenants.

Broad discretion of Management

Investors will be entirely dependent on the broad discretion and judgment of management. There can be no assurance that determinations made by the Company’s Management will permit us to achieve the Company’s business plan.

The Company’s success is based in part on general economic conditions.

The Company’s current and future business objectives and plan of operation are likely dependent, in large part, on the state of the general economy, as well as demand for cannabis related goods. Adverse changes in economic conditions may adversely affect the Company’s business objective and plan of operation. These conditions and other factors beyond the Company’s control include also, but are not limited to regulatory changes.

Our control shareholders have significant voting power and may take actions that may be different than actions sought by our other stockholders.

Our control shareholder, Shai Cohen (and his affiliated entities) owns approximately 99% of the outstanding shares of our common stock. This stockholder will be able to exercise significant influence over all matters requiring stockholder approval. This influence over our affairs might be adverse to the interest of our other stockholders. In addition, this concentration of ownership could delay or prevent a change in control and might have an adverse effect on the market price of our common stock.

Our officers and directors are located primarily in Israel and our assets may also be held from time to time outside of the United States.

Since all of our officers and directors are currently located in and/or are residents of Israel, any attempt to enforce liabilities upon such individuals under the U.S. federal securities and bankruptcy laws may be difficult. In accordance with the Israeli Law on Enforcement of Foreign Judgments, 5718-1958, and subject to certain time limitations (the application to enforce the judgment must be made within five years of the date of judgment or such other period as might be agreed between Israel and the United States), an Israeli court may declare a foreign civil judgment enforceable if it finds that:

●	the judgment was rendered by a court which was, according to the laws of the State in which the court is located, competent to render the judgment;
●	the judgment may no longer be appealed;
●	the obligation imposed by the judgment is enforceable according to the rules relating to the enforceability of judgments in Israel and the substance of the judgment is not contrary to public policy; and
●	the judgment is executory in the State in which it was given.

An Israeli court will not declare a foreign judgment enforceable if:

●	the judgment was obtained by fraud;
●	there is a finding of lack of due process;
●	the judgment was rendered by a court not competent to render it according to the laws of private international law in Israel;
●	the judgment is in conflict with another judgment that was given in the same matter between the same parties and that is still valid; or
●	the time the action was instituted in the foreign court, a suit in the same matter and between the same parties was pending before a court or tribunal in Israel.

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

Our control shareholders own approximately 99.3% of the outstanding shares of our common stock. These stockholders will be able to exercise significant influence over all matters requiring stockholder approval. This influence over our affairs might be adverse to the interest of our other stockholders. In addition, this concentration of ownership could delay or prevent a change in control and might have an adverse effect on the market price of our common stock.

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

Since all of our officers and directors are currently located in and/or are residents of Israel, any attempt to enforce liabilities upon such individuals under the U.S. federal securities and bankruptcy laws may be difficult. In accordance with the Israeli Law on Enforcement of Foreign Judgments, 5718-1958, and subject to certain time limitations (the application to enforce the judgment must be made within five years of the date of judgment or such other period as might be agreed between Israel and the United States), an Israeli court may declare a foreign civil judgment enforceable if it finds that:

●	the judgment was rendered by a court which was, according to the laws of the State in which the court is located, competent to render the judgment;
●	the judgment may no longer be appealed;
●	the obligation imposed by the judgment is enforceable according to the rules relating to the enforceability of judgments in Israel and the substance of the judgment is not contrary to public policy; and
●	the judgment is executory in the State in which it was given.

An Israeli court will not declare a foreign judgment enforceable if:

●	the judgment was obtained by fraud;
●	there is a finding of lack of due process;
●	the judgment was rendered by a court not competent to render it according to the laws of private international law in Israel;
●	the judgment is in conflict with another judgment that was given in the same matter between the same parties and that is still valid; or
●	the time the action was instituted in the foreign court, a suit in the same matter and between the same parties was pending before a court or tribunal in Israel.

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

Israel has taken strict precautions to prevent the spread of COVID-19 (Coronavirus). Our licensor and much of their R&D is based in Israel which may experience a slow down.

As of March 29, 2020, we have not experienced any delays or adverse affects relating to Coronavirus Pandemic. Nonetheless, as our license is through an Israeli entity which conducts research and operations in Israel, it is anticipated that the Coronavirus related social distancing and “stay at home” rules may slow development, manufacture or marketing of our products. This may have a material impact on our business.

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

The Securities and Exchange Commission has adopted Rule 3a51-1 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, Rule 15g-9 require:

●	that a broker or dealer approve a person’s account for transactions in penny stocks; and
●	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

●	obtain financial information and investment experience objectives of the person; and
●	make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

●	sets forth the basis on which the broker or dealer made the suitability determination; and
●	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

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

Dividends unlikely

The Company does not expect to pay dividends for the foreseeable future because it has no revenues or cash resources. In addition, to the extent that the Company attains revenues or cash resources, it intends on reinvesting those funds into the Company’s business. The payment of dividends will be contingent upon the Company’s future revenues and earnings, if any, capital requirements and overall financial conditions. The payment of any future dividends will be within the discretion of the Company’s board of directors as then constituted. It is the Company’s expectation that future management, following a business combination, will determine to retain any earnings for use in its business operations and accordingly, the Company does not anticipate declaring any dividends in the foreseeable future.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The company has leased office space in Los Angeles, California which for which the monthly rent is $2,950, the lease ends on June 2020 and may be renewed for additional one-year terms. The company does not know if it will extend beyond its current term.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTER

Market Information

Our common stock is quoted on the OTC Markets Pink Sheets under the symbol CAPD, an inter-dealer automated quotation system. Quotation of the Company’s securities on the OTC Pink Sheets Market limits the liquidity and price of the Company’s common stock more than if the Company’s shares of common stock were listed on The Nasdaq Stock Market or a national exchange. For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. The below prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

	Price Range
Period	High	Low
Year Ending December 31, 2018:
First Quarter	$1.00	$0.35
Second Quarter	$0.51	$0.51
Third Quarter	$1.00	$0.51
Fourth Quarter	$0.62	$0.51
Year Ending December 31, 2019:
First Quarter	$1.51	$0.52
Second Quarter	$1.51	$0.06
Third Quarter	$2.52	$0.06
Fourth Quarter	$5.00	$1.00

The last reported sales price of our common stock on the OTC pink sheets on April 10, 2020, was $0.70.

Holders. As of March 30, 2020, there were 171 stockholders of record of our common stock.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Except as set forth below, there were no sales of equity securities during the period covered by this Report that were not registered under the Securities Act and were not previously reported in a Quarterly Report on Form 10-K or a Current Report on Form 8-K filed by the Company.

On January 1, 2019, the Company issued Liron Carmel and Oded Gilboa, both Company officers at the time, in consideration for services 300,000 Class I Warrants exercisable for a period of three years at an exercise price of $.01 per share and 300,000 Class J Warrants exercisable for a period of three years at an exercise price of $.30 per share. The warrants vest one third immediately, one third on December 31, 2019 and one third on December 31, 2020. Thus the fair value of the vested amount recorded as expense as of December 31, 2019 was $187,464 out of $449,898 total value. The warrants were valued using the Black-Scholes model with volatility of 394% and discount rate of 2.47%.

In addition, on December 12, 2018, one consultant was issued 75,000 Class E Warrants exercisable for a five-year period to acquire one share of common stock at a price of $0.01 per share. The warrants are vesting equally over eight quarters, thus the fair value of the vested amount recorded as expense as of December 31, 2019 was $9,439 in 2018 plus $14,468 in 2019 out of $38,250 total value. The warrants were valued using the Black-Scholes model with volatility of 389% and discount rate of 2.94%.

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

On January 27, 2019, 12,500 shares subscribed for in 2018 and recorded as stock payable were issued to a shareholder who the Company sold common stock to on November 21, 2018 and recorded subscribed share capital for during the period ending December 31, 2019.

Equity Compensation; Issuance of Common Stock Upon Warrant Conversions

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

On May 7, 2019, 200,000 out of the 300,000 Class J Warrants issued to Liron Carmel were forfeited due to the resignation as Chief Executive Officer and a director.

On February 28, 2019, Oded Gilboa converted 100,000 Class I Warrants to 99,576 shares of common stock in a cashless exercise.

On April 5, 2019, Liron Carmel converted 100,000 Class J Warrants to 87,500 shares of common stock in a cashless exercise.

On April 5, 2019, Capitalink Ltd., Amir Uziel Economic Consulting Ltd. and L.I.A. Pure Capital Ltd., each a company controlled by a 5% stockholder, converted an aggregate of 750,000 Class J Warrants to 656,250 shares of common stock in a cashless exercise.

April 5, 2019, Capitalink Ltd., Amir Uziel Economic Consulting Ltd. and L.I.A. Pure Capital Ltd., each a company controlled by a 5% stockholder, converted an aggregate of 750,000 Class I Warrants to 448,125 shares of common stock in a cashless exercise.

On May 1, 2019, Shai Cohen, Chairman and CEO, was issued 150,000 Class F Warrants exercisable for a three-year period to acquire one share of common stock at a price of $3.00 per share; The Class F warrants are vesting equally over twelve quarters, thus the fair value of the vested amount recorded as expense as of December 31, 2019 was $82,429 out of $329,716 total value. The warrants were valued using the Black-Scholes model with volatility of 389% and discount rate of 2.28%.

On May 1, 2019, Shai Cohen, Chairman and CEO was issued 100,000 Class G Warrants exercisable for a five-year period to acquire one share of common stock at a price of $5.00 per share; The Class G warrants are vesting equally over twelve quarters, thus the fair value of the vested amount recorded as expense as of December 31, 2019 was $54,992 out of $219,968 total value. The warrants were valued using the Black-Scholes model with volatility of 389% and discount rate of 2.30%.

On May 1, 2019, Shai Cohen, Chairman and CEO was issued 150,000 Class H Warrants exercisable for a five-year period to acquire one share of common stock at a price of $1.00 per share; The Class H warrants are vesting equally over twelve quarters, thus the fair value of the vested amount recorded as expense as of December 31, 2019 was $82,495 out of $329,979 total value. The warrants were valued using the Black-Scholes model with volatility of 389% and discount rate of 2.30%.

On May 1, 2019, Shai Cohen, Chairman and CEO was issued 250,000 Class I Warrants exercisable for a two-year period to acquire one share of common stock at a price of $.01 per share; The Class I warrants are vesting equally over twelve quarters, thus the fair value of the vested amount recorded as expense as of December 31, 2019 was $137,486 out of $549,945 total value. The warrants were valued using the Black-Scholes model with volatility of 389% and discount rate of 2.28%.

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

On June 1, 2019, one consultant was awarded 25,000 Class A Warrants exercisable for a two-year period to acquire one share of common stock at a price of $.50 per share for service provided to the Company. The fair value of the vested amount recorded as expense as of December 31, 2019 was $49,857. The warrants were valued using the Black-Scholes model with volatility of 389% and discount rate of 1.82%.

On June 25, 2019 one consultant was awarded 17,000 Class I Warrants exercisable for a two-year period to acquire one share of common stock at a price of $.01 per share for services provided to the Company. The fair value of the vested amount recorded as expense as of December 31, 2019 was $23,792. The warrants were valued using the Black-Scholes model with volatility of 389% and discount rate of 1.71%.

On August 8, 2019, Ariel Dor, General Manager of the Subsidiary converted an aggregate of 250,000 Class I Warrants to 246,875 shares of common stock in a cashless exercise.

The Company believes that the issuances and sale of the restricted shares were exempt from registration pursuant to Section 4(a)(2) of the Act as privately negotiated, isolated, non-recurring transactions not involving any public solicitation. The recipients in each case represented their intention to acquire the securities for investment only and not with a view to the distribution thereof. Appropriate restrictive legends are affixed to the stock certificates issued in such transactions. All recipients of restricted shares either received adequate information about the Company or had access, through employment, relation and/or business relationships with the Company to such information.

On December 31, 2019 and December 31, 2018 there were approximately 171 and 226 holders of record and 12,403,052 and 10,518,226 of the Company’s common stock authorized with $0.00001 par value, respectively. All common shares are entitled to one vote per share in all matters submitted to the shareholders. No preferred shares are issued and outstanding at December 31, 2019 and December 31, 2018.

The following table provides information regarding our equity compensation plans as of December 31, 2019:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	5,065,149	-	-

Equity compensation plans not approved by security holders(1)	-	-	-

(1) Includes the following warrant granted to consultants:

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

Plan of Operation

At present, we are a Company with only limited operations and no revenues. Our primary assets and operations relate to our license for Canna Powder products as discussed in our Business section above and below. There is substantial doubt that we can continue as an on-going business for the next twelve months.

In December 2017 a new wholly-owned subsidiary was registered in Israel under the name of Canna Powder Ltd. (“CannaPowder”) with Rafi Ezra as its CEO. Mr. Ezra is a highly experienced pharmacist with extensive knowledge of the cannabis sector and hands on experience of leading early stage pharma companies from early development through to commercial launch. Development of Canna Products is being conducted at the Hebrew University pursuant to the term of the Feasibility Study and Option Agreement under the supervision of the inventor of the technology, Professor Shlomo Magdassi. It is intended that products will be supplied by the Company directly to producers of medical cannabis products. The ability to produce a more effective, consistent product in terms of quality and composition will provide an important advantage when targeting the medical market.

Products will be supplied to producers of medical cannabis products. The ability to produce a more effective, consistent product in terms of quality and composition will provide an important advantage when targeting the medical market.

Results of Operations during the year ended December 31, 2019 as compared to the year ended December 31, 2018

During 2019 and 2018 we generated revenues of $0 and $0, respectively. Our general and administrative expense decreased to $2,565,076 during 2019 compared to $3,308,761 during the same period in prior year and our research and development expenses increased to $240,491 during 2019 compared to $179,346 during the same period in the prior year. The decrease in general and administrative expense and increased research and development expenses were due to shifting the focus of the Company's subsidiary to research and development activities. We incurred a net loss of $2,838,768 during 2019 compared to a net loss of $3,488,107 in 2018, of this loss attributable to noncontrolling Interest was $70,760 in 2019 and $37,893 in 2018. Net loss attributable to Canna Powder, Inc. was $2,768,008 in 2019 and $3,450,214 in 2018.

Liquidity and Capital Resources

Our balance sheet as of December 31, 2019 reflects $281,775 in total assets consisting of cash and cash equivalents of $205,205, deposit of $37,775 and prepaid assets of $38,795. As of December 31, 2018, our balance sheet reflected $727,256 consisting of cash and cash equivalents of $606,245, Marketable Securities of $108,164 and prepaid assets of $12,847. The decline in total assets is mainly attributed to fund subsidiary operations.

As of December 31, 2019, we had total current liabilities of $665,528 consisting of accounts payable and accrued liabilities in the amount of $115,528 and notes payable in the amount of $550,000. As of December 31, 2018, we had total current liabilities of $25,159 consisting of accounts payable and accrued liabilities and zero long term liabilities.

As of December 31, 2019, and December 31, 2018, we had we had $0 long term liabilities, respectively.

We had negative working capital of $383,753 as of December 31, 2019 compared to $702,097 at December 31, 2018. Such working capital is not sufficient to sustain our operations. Our total liabilities as of December 31, 2019 were $665,528 compared to $25,159 at December 31, 2018. The decrease in working capital is mainly related to expenses incurred in funding the subsidiary operations.

Net Cash Used in Operating Activities

During 2019, we used $1,456,092 in our operating activities. This resulted from a net loss of $2,838,768, non –controlling interest in loss of $70,760 and increase in prepaid expense $25,948 and offset by non-cash compensation expense of $1,277,836 and increase in accounts payable and accrued expenses $90,368.

During 2018, we used $678,333 in our operating activities. This resulted from a net loss of $3,450,214, non–controlling interest in loss of $37,893 and decrease in prepaid expense $8,651 and offset by non-cash compensation expense of $2,794,066 and increase in accounts payable and accrued expenses $90,368.

Net Cash Used provided by Investing Activities

During the twelve months ended December 31, 2019, we financed our negative cash flow through the sale of marketable securities in the amount of $234,112, offset by an increase in deposits of $37,775.

During 2018, we used $274,531 in our investing activities which resulted from investment in marketable securities. In 2017 we had no investing activities.

Net Cash Provided by Financing Activities

During the year ended December 31, 2019, we financed our negative cash flow from sale of common stock in the amount of $334,000 and debt borrowings of notes payable in the amount of $550,000.

During the year ended December 31, 2018, we financed our negative cash flow from sale of restricted common stock in the amount of $1,245,884, which were offset by principal payment on debt of $2,687.

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

Going Concern Consideration

There is substantial doubt about our ability to continue as a going concern. Our accumulated deficit is $6,341,386 and we have a negative working capital of $383,753. Our financial statements contain additional note disclosures with respect to this matter.

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

The Company has only limited capital. Additional financing is necessary for the Company to continue as a going concern. Our independent auditor has issued an unqualified audit opinion for the years ended December 31, 2019 and 2018 with an explanatory paragraph on going concern.

Off-Balance Sheet Arrangements

As of December 31, 2019 and 2018, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

Contractual Obligations and Commitments

As of December 31, 2019 and 2018, we did not have any contractual obligations.

Critical Accounting Policies

Our significant accounting policies are described in the notes to our financial statements for the years ended December 31, 2019 and 2018, and are included elsewhere in this annual report.

Israel has taken strict precautions to prevent the spread of COVID-19 (Coronavirus). Our licensor and much of their R&D is based in Israel which may experience a slow down.

As of March 29, 2020, we have not experienced any delays or adverse affects relating to Coronavirus Pandemic. Nonetheless, as our license is through an Israeli entity which conducts research and operations in Israel, it is anticipated that the Coronavirus related social distancing and “stay at home” rules may slow development, manufacture or marketing of our products. This may have a material impact on our business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Canna Powder, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Canna Powder, Inc. (the Company) as of December 31, 2019 and 2018, and the related statements of operations, comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2019, and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2014.

Houston, TX

April 10, 2020

CANNA POWDER, INC.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2019 AND DECEMBER 31, 2018

	December 31, 2019	December 31, 2018

ASSETS

Current assets:
Cash and cash equivalents	$205,205	$606,245
Marketable Securities	-	108,164
Prepaid expenses	38,795	12,847
Deposits	37,775	-

Total current assets	281,775	727,256

Total assets	$281,775	$727,256

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued liabilities	$115,528	$25,159
Notes payable – related party	550,000	-
Total current liabilities	665,528	25,159

Total liabilities	665,528	25,159

Stockholders’ equity (deficit)

Common stock, par value $0.00001 per share, 495,000,000 common shares authorized, 5,000,000 preferred shares authorized; 12,403,052 and 10,518,226 common stock issued and outstanding at December 31, 2019 and December 31, 2018 respectively.	124	105
Additional paid in capital	6,098,912	4,472,095
Accumulated other comprehensive income (loss)	(32,750)	(173,832)
Stock Payable	-	15,000
Non-controlling interest	(108,653)	(37,893)
Accumulated deficit	(6,341,386)	(3,573,378)
Total stockholders’ equity (deficit)	(383,753)	702,097

Total liabilities and stockholders’ equity (deficit)	$281,775	$727,256

The accompanying notes are an integral part of these consolidated financial statements

CANNA POWDER, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2019 AND 2018

	For the twelve months ended December 31, 2019	For the twelve months ended December 31, 2018

Revenues	$-	$-

Expenses:
General and administrative	(2,565,076)	(3,308,761)
Research and development expense	(240,491)	(179,346)
Total operating expenses	(2,805,567)	(3,488,107)

(Loss) from operations	(2,805,567)	(3,488,107)

Other income (expense):
Gain (loss) from sale of marketable securities	(27,618)	-
Interest expense	(5,583)	-

Other income (expense)	(33,201)	-

Net loss	$(2,838,768)	$(3,488,107)

Less: loss attributable to Noncontrolling Interest	70,760	37,893
Net loss attributable to Canna Powder, Inc.	$(2,768,008)	$(3,450,214)

Basic and diluted - net loss per common share attributable to Canna Powder, Inc.	$(0.23)	$(0.36)

Weighted average shares outstanding – basic and diluted	11,905,020	9,667,166

The accompanying notes are an integral part of these consolidated financial statements.

CANNA POWDER, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

	For the twelve months ended
	December 31, 2019	December 31, 2018
Net loss	$(2,838,768)	(3,488,107)
Less: Non-controlling interest	70,760	37,893

Total (loss) attributable to Canna Powder, Inc. ordinary shareholders.	$(2,768,008)	(3,450,214)

Other comprehensives (loss) income:
- Foreign currency translation	(25,285)	(10,818)
- Unrealized holding gains (losses)	-	(166,367)
- Reclassification adjustments for realized losses (gains) on marketable securities.	166,367	-
Net Comprehensive (loss) attributable to Canna Powder, Inc. ordinary shareholders	$(2,626,926)	(3,627,399)

The accompanying notes are an integral part of these consolidated financial statements.

CANNA POWDER, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS DECEMBER 31, 2019 AND 2018

						Accumulated
			Additional		Non-	Other
	Common stock		Paid-In	stock	Controlling	Comprehensive	Accumulated
	Shares	Amount	Capital	Payable	Interest	Income (Loss)	Deficit	Totals

Balance as of December 31, 2017	8,591,577	86	447,164	-	-	3,353	(123,164)	327,439

Shares Issued for Cash	1,876,649	19	1,230,865	15,000	-	-	-	1,245,884
Shares Issued for services to Related Parties	50,000	-	26,000	-	-	-	-	26,000
Warrants Issued for services	-	-	2,768,066	-	-	-	-	2,768,066
Translation adjustments	-	-	-	-	-	(10,818)	-	(10,818)
Unrealized loss on marketable securities	-	-	-	-	-	(166,367)	-	(166,367)
Net loss for the year ended December 31, 2019	-	-	-	-	(37,893)	-	(3,450,214)	(3,488,107)
Balance as of December 31, 2018	10,518,226	$105	$4,472,095	$15,000	(37,893)	$(173,832)	$(3,573,378)	$702,097

Shares Issued for Cash	334,000	3	333,997	-	-	-	-	334,000
Stock payable issued	12,500	-	15,000	(15,000)	-	-	-	-
Cashless exercise of warrants	1,538,326	16	(16)	-	-	-	-	-
Warrants issued for services	-	-	1,277,836	-	-	-	-	1,277,836
Translation adjustments	-	-	-	-	-	(25,285)	-	(25,285)
Unrealized loss on marketable securities	-	-	-	-	-	166,367	-	166,367
Net loss for the year ended December 31, 2019	-	-	-	-	(70,760)	-	(2,768,008)	(2,838,768)
Balance as of December 31, 2019	12,403,052	$124	$6,098,912	$-	(108,653)	$(32,750)	$(6,341,386)	$(383,753)

The accompanying notes are an integral part of these consolidated financial statements.

CANNA POWDER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2019 and 2018

	For the twelve months ended December 31, 2019	For the twelve months ended December 31, 2018

Operating Activities:
Net loss	$(2,768,008)	$(3,450,214)
Adjustments to reconcile net loss to net cash used in operating activities:
Non –controlling interest in loss of consolidated subsidiary	(70,760)	(37,893)
Non-cash compensation	1,277,836	2,794,066
Loss on sale of marketable securities	27,618	-
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable and accrued expenses	90,368	24,539
Decrease (increase) in prepaid expenses	(13,146)	(8,651)

Net cash used in operating activities	(1,456,092)	(678,333)

Investing Activities:
Deposit of fixed assets	(37,775)	-
Cash received (paid for) from sale of (purchase of) investment in marketable securities	234,112	(274,531)
Net Cash provided by (used in) investing activities	196,337	(274,531)

Financing Activities:
Shares issued for cash	334,000	1,245,884
Borrowings on debt - related party	550,000	-
Principal payments on debt	-	(2,687)
Net cash provided by financing activities	884,000	1,243,197

Foreign currency adjustment	(25,285)	(10,818)

Net increase (decrease) in cash	(401,040)	279,515

Cash and cash equivalents - beginning of period	$606,245	$326,730

Cash and cash equivalents - end of period	$205,205	$606,245

Non Cash items::
Common shares issued from stock payable	$15,000	-
Unrealized loss on marketable securities	-	166,367
Cashless exercise of warrants	$16	-

The accompanying notes are an integral part of these consolidated financial statements.

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

Cash and Cash Equivalents

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents. As of December 31, 2019 and 2018, we had cash and cash equivalents of $205,205 and $606,245, respectively.

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

Revenue Recognition

The Company had no revenue to recognize, thus there is no impact to the financial statements due to the implementation of the standard.

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

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of December 31, 2019 and 2018, the carrying value of accounts payable and accrued liabilities approximated fair value due to the short-term nature and maturity of these instruments.

Deferred Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed. At the time of the completion of the offering, the costs are charged against the capital raised. Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable. As of December 31, 2019 and 2018, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of December 31, 2019 and 2018, and expenses for the years ended December 31, 2019 and 2018. Actual results could differ from those estimates made by management.

Impact of Recently Issued Accounting Standards

On December 15, 2018 the Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) 2016-02, Leases (Topic 842) issued on February 25, 2016 became effective. Under the new provisions, all lessees will report a right-of-use asset and a liability for the obligation to make payments for all leases with the exception of those leases with a term of 12 months or less. All other leases will fall into one of two categories: Financing leases, similar to capital leases, will require the recognition of an asset and liability, measured at the present value of the lease payments or Interest on the liability will be recognized separately from amortization of the asset. Principal repayments will be classified as financing outflows and payments of interest as operating outflows on the statement of cash flows. Operating leases will also require the recognition of an asset and liability measured at the present value of the lease payments. A single lease cost, consisting of interest on the obligation and amortization of the asset, calculated such that the amortization of the asset will increase as the interest amount decreases resulting in a straight-line recognition of lease expense. The Company has a lease that meets the classification of a short-term lease due to the lease term being 12 months or less, and at this time, the company is not certain that the lease will be renewed. There is no right-of-use asset or lease liability recorded on the books at this time.

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

In March, 2017, the FASB issued Update 2017-08—Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. For public business entities, the amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. There is no impact on financial results.

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

The Company has limited operations, negative working capital of $383,753 and its current deficit is $6,341,386 as of December 31, 2019. The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Note (3) Prepaid expenses

Prepaid expenses of $38,795 at December 31, 2019 and $12,847 at December 31, 2018, consist of tax withheld at source by VAT authorities of $21,407 and income tax withheld at source of $17,388 related to sale of marketable securities .

Prepaid expenses of $12,847 at December 31, 2018 consist of tax withheld at source by VAT authorities of $12,847.

Note (4) Deposits

Deposits consist of deposits on purchase of fixed assets in the amount of $0 and $37,775 at December 31, 2018 and December 31, 2019, respectively.

Note (5) Common Stock

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

Between April 3, 2018 and May 14, 2018, the Company sold a total of 1,150,500 units for cash consideration of $690,300 at price of $.60 (the “Units”), each unit comprised of one share of common stock and one class B warrant exercisable at $1.20 per share with a term of 24 months. The relative fair value of the stock with embedded warrants was $208,885 208,885 for the common stock and $481,415 481,415 for the class B Warrants.

Between October 18, 2018 and October 22, 2018, the Company sold a total of 345,166 units for cash consideration of $207,004 207,004 at price of $.60 (the “Units”), each unit comprised of one share of common stock and one class B warrant exercisable at $1.20 per share with a term of 24 months. The relative fair value of the stock with embedded warrants was $64,431 for the common stock and $142,573 for the class B Warrants.

Between November 5, 2018 and November 28, 2018, the Company sold a total of 187,483 units for cash consideration of $224,884 224,884 at price of $1.20 (the “Units”), each unit comprised of one share of common stock and one class D warrant exercisable at $2.40 per share with a term of 24 months. Of these shares, 12,500 shares were recorded as subscribed share capital. The relative fair value of the stock with embedded warrants was $70,026 for the common stock and $154,954 for the class B Warrants.

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

On December 12, 2018, one consultant was issued 75,000 Class E Warrants exercisable for a five-year period to acquire one share of common stock at a price of $0.01 per share. The warrants are vesting equally over eight quarters, thus the fair value of the vested amount recorded as expense as of December 31, 2019 was $9,439 in 2018 plus $14,468 in 2019 out of $89,999 total value. The warrants were valued using the Black-Scholes model with volatility of 389% and discount rate of 2.94%.

On January 1, 2019, the Company issued Liron Carmel and Oded Gilboa, both Company officers, in consideration for services 300,000 Class I Warrants exercisable for a period of three years at an exercise price of $.01 per share and 300,000 Class J Warrants exercisable for a period of three years at an exercise price of $.30 per share. The warrants vest one third immediately, one third on December 31, 2019 and one third on December 31, 2020. Thus the fair value of the vested amount recorded as expense as of December 31, 2019 was $187,464 out of $449,898 total value. The warrants were valued using the Black-Scholes model with volatility of 394% and discount rate of 2.47%.

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

On May 1, 2019, Shai Cohen, Chairman and CEO, was issued 150,000 Class F Warrants exercisable for a three-year period to acquire one share of common stock at a price of $3.00 per share; The Class F warrants are vesting equally over twelve quarters, thus the fair value of the vested amount recorded as expense as of December 31, 2019 was $82,429 out of $329,716 total value. The warrants were valued using the Black-Scholes model with volatility of 389% and discount rate of 2.28%.

On May 1, 2019, Shai Cohen, Chairman and CEO was issued 100,000 Class G Warrants exercisable for a five-year period to acquire one share of common stock at a price of $5.00 per share; The Class G warrants are vesting equally over twelve quarters, thus the fair value of the vested amount recorded as expense as of December 31, 2019 was $54,992 out of $219,968 total value. The warrants were valued using the Black-Scholes model with volatility of 389% and discount rate of 2.30%.

On May 1, 2019, Shai Cohen, Chairman and CEO was issued 150,000 Class H Warrants exercisable for a five-year period to acquire one share of common stock at a price of $1.00 per share; The Class H warrants are vesting equally over twelve quarters, thus the fair value of the vested amount recorded as expense as of December 31, 2019 was $82,495 out of $329,979 total value. The warrants were valued using the Black-Scholes model with volatility of 389% and discount rate of 2.30%.

On May 1, 2019, Shai Cohen, Chairman and CEO was issued 250,000 Class I Warrants exercisable for a two-year period to acquire one share of common stock at a price of $.01 per share; The Class I warrants are vesting equally over twelve quarters, thus the fair value of the vested amount recorded as expense as of December 31, 2019 was $137,486 out of $549,945 total value. The warrants were valued using the Black-Scholes model with volatility of 389% and discount rate of 2.28%.

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

On June 1, 2019, one consultant was awarded 25,000 Class A Warrants exercisable for a two-year period to acquire one share of common stock at a price of $.50 per share for service provided to the Company. The fair value of the vested amount recorded as expense as of December 31, 2019 was $49,857. The warrants were valued using the Black-Scholes model with volatility of 389% and discount rate of 1.82%.

On June 25, 2019 one consultant was awarded 17,000 Class I Warrants exercisable for a two-year period to acquire one share of common stock at a price of $.01 per share for services provided to the Company. The fair value of the vested amount recorded as expense as of December 31, 2019 was $23,792. The warrants were valued using the Black-Scholes model with volatility of 389% and discount rate of 1.71%.

On August 8, 2019, Ariel Dor, General Manager of the Subsidiary converted an aggregate of 250,000 Class I Warrants to 246,875 shares of common stock in a cashless exercise.

On December 31, 2019 and December 31, 2018 there were approximately 171 and 226 holders of record and 12,403,052 and 10,518,226 of the Company’s common stock authorized with $0.00001 par value, respectively. All common shares are entitled to one vote per share in all matters submitted to the shareholders. No preferred shares are issued and outstanding at December 31, 2019 and December 31, 2018.

Following is a table of warrant and options still outstanding and exercisable along with exercise price and range of remaining term.

Type	Quantity	Exercise Price	Remaining Term
Warrants Class A	25,000	$0.50	12 Months
Warrants Class B	1,599,166	$1.20	12-18 Months
Warrants Class C	50,000	$2.4	48 Months
Warrants Class D	330,983	$2.4	8 Months
Warrants Class E	325,000	$0.01	48 Months
Warrants Class F	584,000	$3.00	36 Months
Warrants Class G	634,000	$5.00	60 Months
Warrants Class H	250,000	$1.00	60 Months
Warrants Class I	467,000	$0.01	24 Months
Warrants Class J	-	$0.30	36 Months
Total	4,265,149

(6) Income Taxes

The provision (benefit) for income taxes for the year ended December 31, 2019 and 2018, was as follows (assuming a 21% effective tax rate in 2019 and 21% in 2018):

	2019	2018
Loss carryforwards	$1,331,691	$750,409
Less- Valuation allowance	(1, 331,691)	(750,409)
Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the year ended December 31, 2019 and 2018, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of December 31, 2019, and December 31, 2018, the Company had approximately $6,341,386 and $3,573,378, respectively, in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire by the year 2030.

The Company did not identify any material uncertain tax positions that will be filed. The Company did not recognize any interest or penalties for unrecognized tax benefits during the year ended December 31, 2019 and 2018.

The Company intends to file income tax returns in the United States. All tax years are closed by expiration of the statute of limitations.

Note (7) Marketable Securities

Marketable Securities of $0 at December 31, 2019 and $108,164 at December 31, 2018 consist of 200,000 shares of UNV Medicine Ltd. a public company organized under the laws of Israel (“UNV”). Canna Powder Israel paid $274,531 to UNV for the Marketable Securities for which in return UNV will finance and purchase a line of equipment to be used for the production of certain products, based on Canna Powder Israel’s specifications. On April 24, 2019 Canna Powder Israel sold the 200,000 UNV shares for $234,112 and recorded a realized loss on marketable securities of $27,618. As of December 31, 2018, Canna Powder Israel’s Statements of Operations included a $166,367 unrealized loss from Marketable Securities which as of the date of the sale, April 24, 2019, were reclassified and included in the $27,618 realized loss on marketable securities.

Note (8) Related Party Transactions

Between October 1, 2019 and December 23, 2019 the Company borrowed $550,000, from related entities. The loans bear an interest rate of 10% and have maturity dates of twelve months from loan date. Accrued interest to the related entities on loans as of December 31, 2019 is $5,583 and is included in the accrued liabilities account and interest expense is included in expense account.

On January 1, 2019, the Company issued Liron Carmel and Oded Gilboa, both Company officers, in consideration for services 300,000 Class I Warrants exercisable for a period of three years at an exercise price of $.01 per share and 300,000 Class J Warrants exercisable for a period of three years at an exercise price of $.30 per share. The warrants vest one third immediately, one third on December 31, 2019 and one third on December 31, 2020. Thus the fair value of the vested amount recorded as expense as of December 31, 2019 was $187,464 out of $449,898 total value. The warrants were valued using the Black-Scholes model with volatility of 394% and discount rate of 2.47%.

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

On May 1, 2019, the Company, entered into a service agreement with Shai Cohen Chairman and CEO pursuant to which Mr. Cohen will serve as chief executive officer and chairman of the board of the Company. The term of the Cohen Service Agreement commenced on May 1, 2019 and will continue as long as the Company continues its operations and progress in fulfilling its goals unless sooner terminated in accordance with the Agreement. As compensation therefor, Mr. Cohen received the following warrants:

-	On May 1, 2019, Shai Cohen, Chairman and CEO, was issued 150,000 Class F Warrants exercisable for a three-year period to acquire one share of common stock at a price of $3.00 per share; The Class F warrants are vesting equally over twelve quarters, thus the fair value of the vested amount recorded as expense as of December 31, 2019 was $82,429 out of $329,716 total value. The warrants were valued using the Black-Scholes model with volatility of 389% and discount rate of 2.28%.
-	On May 1, 2019, Shai Cohen, Chairman and CEO was issued 100,000 Class G Warrants exercisable for a five-year period to acquire one share of common stock at a price of $5.00 per share; The Class G warrants are vesting equally over twelve quarters, thus the fair value of the vested amount recorded as expense as of December 31, 2019 was $54,992 out of $219,968 total value. The warrants were valued using the Black-Scholes model with volatility of 389% and discount rate of 2.30%.
-	On May 1, 2019, Shai Cohen, Chairman and CEO was issued 150,000 Class H Warrants exercisable for a five-year period to acquire one share of common stock at a price of $1.00 per share; The Class H warrants are vesting equally over twelve quarters, thus the fair value of the vested amount recorded as expense as of December 31, 2019 was $82,495 out of $329,979 total value. The warrants were valued using the Black-Scholes model with volatility of 389% and discount rate of 2.30%.
-	On May 1, 2019, Shai Cohen, Chairman and CEO was issued 250,000 Class I Warrants exercisable for a two-year period to acquire one share of common stock at a price of $.01 per share; The Class I warrants are vesting equally over twelve quarters, thus the fair value of the vested amount recorded as expense as of December 31, 2019 was $137,486 out of $549,945 total value. The warrants were valued using the Black-Scholes model with volatility of 389% and discount rate of 2.28%.

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

Between October 1, 2019 and December 23, 2019 the Company borrowed $550,000, from related entities. The loans bear an interest rate of 10% and have maturity dates of twelve months from loan date. Accrued interest to the related entities on loans as of December 31, 2019 is $5,583.

On August 8, 2019, Ariel Dor, General Manager of the Subsidiary converted an aggregate of 250,000 Class I Warrants to 246,875 shares of common stock in a cashless exercise.

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

Note (9) Notes Payable

Between October 1, 2019 and December 23, 2019 the Company borrowed $550,000, from related entities. The loans bear an interest rate of 10% and have maturity dates of twelve months from loan date. Accrued interest to the related entities on loans as of December 31, 2019 is $5,583.

During the year ended December 31, 2018, the Company borrowed $100 and $800, respectively, which the loans bear an interest rate of 8% and has no maturity date. The loans were repaid in the amount of $850 on May 5, 2018 and the Company recorded a gain on debt extinguishment of $50.

Note (10) Subsequent Events

As defined in FASB ASC 855-10, “Subsequent Events”, subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued or available to be issued.

On January 7, 2020, Shai Cohen, CEO converted an aggregate of 250,000 Class I Warrants and 150,000 Class E warrants to 396,000 shares of common stock in a cashless exercise.

On January 8, 2020 Shai Cohen and affiliated entities acquired an additional 316,525 shares of common stock of the Company, resulting that Shai Cohen together with his affiliates owning an aggregate of 99.3% of the issued and outstanding shares of the Company on a fully-diluted basis at such time.

The current outbreak of Covid-19 has posed a significant impact on the Company’s ability to file on a timely basis its Annual Report on Form 10-K for the year ended December 31, 2019 (the “Annual Report”), which is due to be filed on March 30, 2020 (the “Original Due Date”). Therefore, the Company has elected to rely on the conditional filing relief provided under the SEC Order.

The preparation of the Company’s Annual Report, including financial statements and completion of the auditing process, has been delayed by government-imposed quarantines, office closures and travel restrictions, which affect both the Company’s and its service provider’s personnel. In addition, the outbreak of the coronavirus disease (COVID-19), and the resulting government-imposed quarantines, factory, university and office closings and travel restrictions, may have a material adverse effect on our business, financial condition and results of operations. Many of these effects are not even completely known at this time.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9 A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2019, the Company’s chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer/chief financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2019.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended. Management, with the participation of the Chief Executive Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 Framework). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses:

1. As of December 31, 2019, we did not maintain effective controls over the control environment. We do not have an audit Committee, Financial Expert, Compensation Committee or a Nominations Committee because our corporate financial affairs and corporate governance are simple in nature at this stage of development. Each financial transaction is approved by our sole CEO and director. The Board of Directors does not currently have any director that qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation SK.

2. As of December 31, 2019, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

3. As of December 31, 2019, we did not establish a formal written policy for the approval, identification and authorization of related party transactions.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2019 based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2019, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The following table sets forth the names and ages of the members of our Board of Directors and our executive officers and the positions held by each.

Name	Age	Title
Shai Cohen	54	CEO and sole director
Oded Gilboa	47	CFO

Shai Cohen, 54, Chief Executive Officer and Sole Director: Mr. Cohen served as the Company’s chief executive officer since May 7, 2019. Mr. Cohen has been an entrepreneur and business development advisor since 1997. With numerous successful global ventures, Mr. Cohen advises senior management teams on creating strategic business development plans and building brands for targeted markets. Mr. Cohen served in the Israel Defense Forces as a paratrooper and earned a Bachelors’ degree in international business from the Armstrong School of Business, in Berkeley, California.

Oded Gilboa, 47, was appointed to be the Company’s CFO on January 1, 2018. He is a licensed CPA in the United States and Israel. From December 2013 to October 2016 he was the CFO of Techcare Corp., a BioTech company (formerly known as BreedIt Corp.). From October 2016 to December 2018 he was financial consultant to a number of companies. Mr. Gilboa has over 16 years of experience in finance and public accounting, having served as a senior finance executive in the technology and biotech industries with responsibilities in corporate finance, accounting, strategic planning and operational and financial management. From 2010 through 2012, Mr. Gilboa served as the Revenue Accounting and Finance Manager of Mylan Specialty, a subsidiary of Mylan Inc. (NASDAQ: MYL), a global company focused on the development, manufacturing and marketing of prescription drug products. From 2007 through 2009, Mr. Gilboa was the Executive director of Finance and US Controller of Taro Pharmaceuticals (NASDAQ:TAROF), a global pharmaceutical company. From 1998 through 2007 Mr. Gilboa held various financial positions with IDT Corporation (NYSE:IDT), a world-wide provider of telecommunications and media services, where in his most recent role he served as director of Finance. Mr. Gilboa began his career in public accounting, auditing both public and private companies and holds a B.A in Economics and Accounting from Tel-Aviv University and an M.B.A. from Recanati Business School at Tel-Aviv University.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who beneficially own more than 10% percent of our equity securities (“Reporting Persons”) to file reports of ownership and changes in ownership with the SEC. Based solely on our review of copies of such reports and representations from the Reporting Persons, we believe that during the fiscal year ended December 31, 2019, Shai Cohen (individually and on behalf of MNSCO, an entity controlled by him) filed a Form 4 late with respect to the acquisition of securities during the month of April, November and December 2019.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation that we have paid or that has accrued on behalf of our chief executive officer during the fiscal years ending December 31, 2019 and December 31, 2018 (a “Named Executive Officer”).

					Long Term
		Annual Compensation			Compensation Awards
Name and Principal		Salary	Bonus	Stock Awards	Option Awards	All Other Compensation	Total
Position	Year	($)	($)	($)	($)	($)	($)
Shai Cohen, CEO, and Director (1)	2019	-			$357,402		$357,402
	2018	-	—	—	$657,481	—	$657,481

Compensation of Directors

During the year ended December 31, 2019, no compensation has been paid to our director in consideration for his services rendered in his capacity as a director.

Employment Contracts, Termination of Employment, Change-in-Control Arrangements

We have no employment agreements.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth, as of April 10, 2020, the number of shares of common stock beneficially owned by (i) each person, entity or group (as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) known to the Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) our Named Executive Officer and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the SEC. Under these rules, a person is deemed to be a beneficial owner of a security if that person directly or indirectly has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to dispose or direct the disposition of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the SEC rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary interest. Except as noted below, each person has sole voting and investment power with respect to the shares beneficially owned and each stockholder’s address is c/o CannaPowder, Inc, 20 Raoul Wallenberg St., Tel Aviv, Israel.

The percentages below are calculated based on 12,799,052 issued and outstanding shares of common stock outstanding as of April 10, 2020.

Name of Beneficial Owner	Common Stock Beneficially Owned (1)	Percentage of Common Stock Owned (1)
MNSCO LLC:.(1)	10,974,486	85.7%
1 Ben Gurion St
Bnei Brak, Israel
Shai Cohen, CEO and Chairman:.(2)	11,870,486	92.7%
2170 Century Park East #210
Los Angeles, CA 90067
Oded Gilboa, CFO
1 Ben Gurion St, Bnei Brak, Israel	-	-
All officers and directors as a group (2 persons)	11,870,486	92.7%

(1)	MNSCO LLC, is 49.9% is beneficially owned by Shai Cohen and 50.1 percent owned by BA LLC an entity owned by Mathew Bronfman. The address for Mr. Bronfman is c/o 680 Fifth Avenue, 17th Floor, New York, New York 10019. Each of Mr. Cohen and Mr. Bronfman is a manager of MNSCO. Mr. Bronfman disclaims beneficial ownership of the shares owned by MNSCO except to the extent of his 50.1% pecuniary interest therein. Conversely, Mr. Cohen disclaims all shares owned by MNSCO except to the extent of his 49.9 percent pecuniary interest therein.
(2)	Shai Cohen shares include,”) shares held by Shai Cohen, shares held by MNSCO LLC of which Shai Cohen is 49.9% is beneficial owner and shares held by One of a Kind Kamami of which Shai Cohen has full ownership of.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTORS INDEPENDENCE

Director Independence

Our Board of Directors does not include any independent directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Public Accountants

The Registrant’s Board of Directors has appointed M&K CPAS, PLLC as independent public accountant for the fiscal years ended December 31, 2019 and 2018.

Principal Accounting Fees

The following table presents the fees for professional audit services rendered by M&K CPAS, PLLC for the audit of the Registrant’s annual financial statements for the year ended December 31, 2019 and December 31, 2018.

	Year Ended	Year Ended
	December 31, 2019	December 31, 2018
Audit fees (1)	$10,750	$5,000
Audit-related fees (2)	—	—
Tax fees (3)	—	—
All other fees	—	—

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as exhibits to this report on Form 10-K or incorporated by reference herein. Any document incorporated by reference is identified by a parenthetical reference to the SEC filing that included such document.

Exhibit No.	Description
31.1	Certification of CEO pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

In addition to the above, the Exhibit Index must include all of the Items listed in Regulation S-K, Item 601 which includes under the following exhibit items

2 –	merger or acquisition agreements
3 –	Articles of Incorporation and all amendments thereto
Bylaws and all amendments thereto
10 –	All material agreements and all agreements with officers and directors, all offering documents, subscription agreements, warrants, promissory notes [if the same for various entities, a form of agreement can be filed]
14 –	Code of Ethics
21 –	Subsidiary List

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CannaPowder

Date: April 14, 2020	By:	/s/ Shai Cohen
Shai Cohen Chief Executive Officer and Chairman (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Shai Cohen
Shai Cohen
Chief Executive Officer and Chairman
(Principal Executive Officer)
Date: April 14, 2020

By:	/s/ Oded Gilboa
Oded Gilboa
Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: April 14, 2020

