Form 10-K/A
period 2019-12-31
CANNAPOWDER, INC.
filed 2020-04-21
CIK 1086082

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

On April 21, 2020, the Registrant had 12,799,052 shares of common stock outstanding.

Explanatory Note

CannaPowder, Inc., a Nevada corporation (the “Company”), is filing this Amendment No. 1 on Form 10-K/A (the “10-K/A”) to amend the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “10-K”), originally filed with the Securities and Exchange Commission (the “SEC”) on April 14, 2020, solely to correct date of the auditor Opinion on the Financial Statements.

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

The last reported sales price of our common stock on the OTC pink sheets on April 21, 2020, was $0.70.

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

April 21, 2020

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth, as of April 21, 2020, the number of shares of common stock beneficially owned by (i) each person, entity or group (as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) known to the Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) our Named Executive Officer and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the SEC. Under these rules, a person is deemed to be a beneficial owner of a security if that person directly or indirectly has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to dispose or direct the disposition of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the SEC rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary interest. Except as noted below, each person has sole voting and investment power with respect to the shares beneficially owned and each stockholder’s address is c/o CannaPowder, Inc, 20 Raoul Wallenberg St., Tel Aviv, Israel.

The percentages below are calculated based on 12,799,052 issued and outstanding shares of common stock outstanding as of April 21, 2020.

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

CannaPowder

Date: April 21, 2020	By:	/s/ Shai Cohen
Shai Cohen Chief Executive Officer and Chairman (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Shai Cohen
Shai Cohen
Chief Executive Officer and Chairman
(Principal Executive Officer)
Date: April 21, 2020

By:	/s/ Oded Gilboa
Oded Gilboa
Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: April 21, 2020

